Form 10QSB
period 2005-08-31
BESTWAY COACH EXPRESS INC
filed 2005-12-14
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-51158

BESTWAY COACH EXPRESS INC.
(Exact name of small business issuer as specified in its charter)

NEW YORK	13-3961159
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

2 Mott Street, 7th Floor, New York, New York 10013
(Address of Principal Executive Offices)

(212) 608-8988
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of October 19, 2005, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,680,000

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

BESTWAY COACH EXPRESS INC.

INTERIM BALANCE SHEETS

	August 31,	November 30,
	2005	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$69,807	$258,451
Trade accounts receivable, net	138,337	246,985
Fuel tax receivable	91,095	102,376
Insurance proceeds receivable	-	117,605
Due from affiliates	30,075	-
Inventories	93,341	119,046
Prepaid expenses	228,005	99,880
Total current assets	650,660	944,343

Property and equipment
Total property and equipment	8,843,953	8,447,442
Less: accumulated depreciation and amortization	(2,445,193)	(3,409,868)
Property and equipment, net	6,398,760	5,037,574

Other assets
Deposits and other assets	42,999	32,152
Total other assets	42,999	32,152

Total assets	$7,092,419	$6,014,069

Liabilities and Stockholders’ (Deficit)
Current liabilities
Checks drawn in excess of bank balance	$97,237	$9,095
Current portion of notes payable - banks	422,256	59,785
Current maturities of capitalized lease obligations	534,845	1,284,282
Notes payable - related parties	273,055	291,500
Notes payable - banks and credit card companies	400,847	284,774
Accounts payable	269,503	459,721
Payroll taxes payable	243,523	179,534
Accrued expenses	151,821	263,340
Customer deposits	950	39,665
Accrued salaries - officers	901,500	863,728
Total current liabilities	3,295,537	3,735,424

Long-term liabilities
Capitalized lease obligations, net of current maturities	980,282	2,079,228
Notes payable - banks	3,866,234	257,593
Due to stockholder	43,917	57,495
Deferred income taxes	105,016	535,368
Total long-term liabilities	4,995,449	2,929,684

Total liabilities	8,290,986	6,665,108

Stockholders’ (deficit)
Common stock, $.001 par value, 20,000,000 shares authorized, 13,700,000 shares issued, 13,680,000 and
11,700,000 shares outstanding, respectively	13,700	11,700
Additional paid-in-capital	625,800	527,800
Retained (deficit)	(1,836,067)	(1,190,539)
Total paid-in capital and retained (deficit)	(1,196,567)	(651,039)
Less: Cost of treasury stock (20,000 shares and 0 shares, respectively)	(2,000)	-
Total stockholders' (deficit)	(1,198,567)	(651,039)
Total liabilities and stockholders’ (deficit)	$7,092,419	$6,014,069

The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended August 31,		For the nine months ended August 31,
	2005	2004	2005	2004

Revenues	$1,803,066	$1,413,983	$4,755,810	$3,871,911

Operating expenses	1,755,359	1,179,463	4,355,860	3,196,400

Gross profit	47,707	234,520	399,950	675,511

General and administrative expenses	224,655	138,760	531,332	347,406

Income (loss) from operations	(176,948)	95,760	(131,382)	328,105

Other income (expense)
Interest income	311	-	7,975	33
Other income	1,227	(411)	1,619	9,069
Interest expense	(149,921)	(100,893)	(372,994)	(299,047)
Loss on trade-in of assets under capitalized leases	(467,506)	-	(581,098)	-

Total other income (expense)	(615,889)	(101,304)	(944,498)	(289,945)

Income (loss) before provision for taxes	(792,837)	(5,544)	(1,075,880)	38,160

Provision for income tax (expense) benefit	317,135	2,218	430,352	(15,265)

Net income (loss)	$(475,702)	$(3,326)	$(645,528)	$22,895

Income (loss) per share - basic and diluted	$(.03)	$(.00)	$(.05)	$.00

Weighted average number of shares used to determine loss per share	13,680,000	11,700,000	12,346,667	11,700,000

The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED)

For the Nine Months Ended August 31, 2005

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	(Deficit)	(Deficit)

Balance at November 30, 2004	11,700,000	$11,700	$527,800	$-	$(1,190,539)	$(651,039)

Treasury stock	(20,000)	-	-	(2,000)	-	(2,000)

Issuance of common stock
for loan guaranty	2,000,000	2,000	98,000	-	-	100,000

Net loss	-	-	-	-	(645,528)	(645,528)

Balance at August 31, 2005	13,680,000	$13,700	$625,800	$(2,000)	$(1,836,067)	$(1,198,567)

The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended August 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(645,528)	$22,895
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	740,051	411,425
Deferred income taxes	(430,352)	15,265
Goodwill impairment loss	-	11,605
Loss on trade-in of capitalized leases	581,098	-
Stock based compensation	100,000	-
Changes in operating assets and liabilities:
Trade accounts receivable, net	108,648	13,156
Fuel tax receivable	11,281	(41,896)
Insurance proceeds receivable	117,605	-
Inventories	25,705	3,769
Prepaid expenses	(128,125)	(131,961)
Due from related company	(30,075)	(13,020)
Deposits and other assets	(10,847)	24,637
Accounts payable	(190,218)	74,575
Payroll taxes payable	63,989	113,994
Accrued expenses	(111,519)	94,472
Customer deposits	(38,715)	2,495
Accrued salaries - officers	37,772	4,860

Net cash provided by operating activities	200,770	606,271

Cash flows from investing activities:
Purchase of property and equipment	(38,122)	(81,660)

Net cash used in investing activities	(38,122)	(81,660)

Cash flows from financing activities:
Checks drawn in excess of bank balance	88,142	87,404
Proceeds from notes payable - banks and credit cards	116,073	99,630
Principle payments on note payable - banks	(74,888)	(47,559)
Proceeds from notes payable - related parties	145,295	-
Payment of notes payable - related parties	(163,740)	(81,860)
Payment of due to stockholder	(13,578)	(18,076)
Purchase of treasury stock	(2,000)	-
Cash and parts credit from trade-in of capitalized leases	121,901	-
Repayment of capitalized lease obligations	(568,497)	(587,804)

Net cash used in financing activities	(351,292)	(548,265)

Net increase (decrease) in cash and cash equivalents	(188,644)	(23,654)

Cash and cash equivalents - beginning of year	258,451	24,906

Cash and cash equivalents - end of period	$69,807	$1,252

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing and financing activities:

During the nine months ended August 31, 2005, the Company traded 11 buses with a net book value of $2,147,885 toward the purchase of 11 new buses. The Company received cancellation of capital lease obligations in the amount of $1,279,886, a trade-in allowance of $165,000, and cash and parts credit of $121,901, resulting in a loss on trade-in of $581,098. The Company used the trade-in allowance and a new loan of $4,046,000 to purchase 11 buses valued at $4,211,000.

On June 5, 2005, the Company issued 2,000,000 shares of common stock to Wilson Cheng, the CEO, in exchange for his personal guaranty of the $4,046,000 loan. The shares were valued at $.05 per share at June 5, 2005, and the value of the transaction was $100,000.

The accompanying notes are an integral part of these consolidated financial statements.

BESTWAY COACH EXPRESS INC.
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

For The Quarterly Period Ended August 31, 2005
GENERAL:

The financial statements of Bestway Coach Express Inc. (the Company), included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

1.	CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Bestway Coach Express Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended August 31, 2005, are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2005. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended November 30, 2004, included in Form 10-SB filed with the U.S. Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

Bestway Coach Express, Inc. was incorporated on August 4, 1997, in New York State. The Company provides motorcoach transportation services. The majority of the Company’s revenues are derived from contracts with casinos to provide transportation services between Atlantic City, New Jersey, Connecticut, and New York City. The Company also provides charter services that are arranged by various tour agencies and via direct mail marketing campaigns directed at local schools, churches and civic associations.

The Company’s operations include a leased terminal and maintenance facility in Brooklyn, NY, a leased terminal in Long Island, NY, and a leased administrative office in New York City. The Company is subject to regulation by the Department of Transportation (the “DOT”) and certain state regulations. The Surface Transportation Board and the Federal Highway Administration (the “FHWA”) can impose civil penalties upon companies for violations of applicable regulatory requirements. The FHWA may suspend, amend or revoke a company’s motorcoach operator’s registration for an operator’s substantial failure to comply with applicable regulations. Management believes that it has conducted its operations in substantial compliance with applicable regulations and does not believe that ongoing compliance with such regulations will require the Company to make substantial capital expenditures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories consist of motorcoach replacement parts and diesel fuel. Inventory cost is stated at the lower of cost or market with costs determined using the average cost method.

PROPERTY AND EQUIPMENT

Property and equipment, including capitalized leases, are recorded at cost. Depreciation is recorded over the estimated useful lives. The Company principally uses the straight-line method of depreciation for financial reporting purposes and accelerated methods and useful lives for tax reporting purposes. Maintenance costs are expensed as incurred, and renewals and betterments are capitalized. The Company’s management continually evaluates whether circumstances have occurred that indicate that the remaining estimated useful lives of property and equipment may warrant revision or that the remaining balance may no longer be recoverable. Currently, management believes no impairment losses need to be recorded based on this evaluation.

STOCK VALUATION

In March 2002, the Company effected a private placement of 5,000,000 shares at a price per share of $0.10, raising an aggregate of $500,000. Upon completion of the offering, there were 14,000,000 shares outstanding, giving the Company a market capitalization of $1,400,000. The $0.10 offering price was determined by the board of directors of the Company at the time based upon the Company’s revenues, total assets, and total stockholder’s equity. The Company’s 2001 audited financials disclosed that the Company had $3,176,596 in revenues, $7,442,631 in total assets and Stockholder’s Equity of $220,618. In determining the Company’s stock price for purposes of the May 2005 issuance of 2 million shares to the CEO (see Note 5), the board of directors considered the same factors that it did in March 2002. Based on the Company’s audited financial statements for the fiscal year ended November 30, 2004, the Company had revenues of $5,254,666, but its total assets were only $5,896,464 and the Company had a stockholder’s deficit of $618,102. Therefore, based upon these financial indicators the board determined that the fair market value of the stock should be $0.05 per share giving the Company a market capitalization of $685,000.

CONCENTRATION OF CREDIT RISK

The Company provides services within New York City, New Jersey and Connecticut metropolitan areas. The Company’s accounts receivable consist primarily of receivables from casinos and various tour agencies. Management performs ongoing credit evaluations on customers and provides allowances for bad debts when considered necessary.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

Motorcoach revenues are derived from fees charged under contracts and other arrangements for motorcoach services. Services are provided both on a contracted and per seat basis. For contracted services, a rate is assessed that is generally on a daily or per mile basis, not dependent on passenger load factors. Fares for per seat services are usually determined by the Company and payment is received from individual passengers or through an independent commissioned agent. Currently, most of the Company’s revenues are derived through contracted services.

The financial statements are prepared based on the accrual method of accounting. The Company recognizes revenue when the service is provided. A liability for receipts from services sold but not yet earned is recorded as unredeemed services and included under the caption “Customer deposits” on the balance sheet.

INCOME TAXES

Income taxes are provided for under the liability method considering the tax effects of transactions reported in the financial statements, which are different from the tax return. Deferred income tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the underlying assets or liabilities are recovered or settled.

EARNINGS (LOSS) PER SHARE

Basic income (loss) per common share (“EPS”) (“LPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and common share equivalents during the periods presented, as long as such equivalents are not antidilutive. There were no common share equivalents during the periods presented.

INSURANCE COVERAGE

The Company maintains comprehensive vehicle liability, general liability, workers’ compensation and property insurance to insure its assets and operations, with some claims subject to certain deductibles and no deductibles for other claims. The Company’s management continually evaluates the adequacy of its insurance and whether a reserve for outstanding claims, not covered by the Company’s present insurance coverage and when certain insurance deductibles are not met, is warranted.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ENVIRONMENTAL RESERVES

The Company’s operations are subject to various federal, state and local environmental laws and regulations governing vehicle emissions, above ground fuel tanks and the storage, use and disposal of hazardous materials and hazardous waste in connection with its in-house maintenance operations. These laws include the Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and various state and local laws. The Company maintains a 6,000 gallon above ground storage tank at its Brooklyn garage depot. The resulting waste from this tank, as well as any from their motor coaches, must be disposed of in accordance with regulatory requirements. In the event of a spill, the Company would be responsible for the cost of the clean up, which could be significant.

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. On August 31, 2005, management determined that there were no existing or pending environmental liabilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SIGNIFICANT ESTIMATES

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates are related to the valuation of liability reserves and the useful lives for amortization and depreciation, as well as the realization of the tax benefits of net operating losses.

3.	TRADE RECEIVABLES

Trade receivables are carried at original invoice amount. Trade receivables as of August 31, 2005 and November 30, 2004 were $138,337 and $246,985, respectively, and of the total, 95% and 96%, respectively, are from one casino customer. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. At August 31, 2005 and November 30, 2004, the reserve for trade receivables was $2,000 and management believes that this reserve was adequate.

4.	CHANGE IN ESTIMATE

The Company determined that a change in the estimated useful lives and salvage values of certain tangible assets was appropriate. When these assets, all motorcoaches, were originally acquired, management estimated that they would be held for their full useful life of 15 years, and estimated that the salvage value at the end of this period would be negligible. Management has determined that a more appropriate estimate would be a 7 to 10 year life, with the appropriate salvage value at the end of these periods. Life varies by motorcoach and financing methods. The change in estimate resulted in an additional $264,557 depreciation expense being recognized as part of operating expenses during the three months ended August 31, 2005.

5.	ISSUANCE OF COMMON STOCK FOR LOAN GUARANTY

On June 5, 2005, the Company issued to its CEO an additional 2,000,000 shares in connection with his agreement to personally guaranty the $4,046,000 in debt incurred by the Company to acquire new buses. The board determined, after consultation with its attorneys and others, that a guaranty fee of 2.5% or $100,000 was reasonable. The board then evaluated the financial condition and prospects of Bestway and determined that each share of Bestway common stock has a fair market value of $0.05 (see Note 1, STOCK VALUATION). The board determined that it would be in the Company’s best interests to pay the guaranty fee in stock and, therefore, issued the 2,000,000 shares.

6.	NOTES PAYABLE

On June 15, 2005, the Company purchased eleven motorcoaches for $4,211,000 from Motor Coach Industries. The purchase was financed with $165,000 trade-in allowance from eleven older buses previously traded in and a new loan of $4,046,000. The note has an interest rate of 8.25% per annum, and principal and interest payments of $56,417 are due monthly. Payments on the loan continue for 84 months to a 20% balloon payment of $809,200 due on June 15, 2012. The loan is secured by a personal guaranty by the CEO of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; and other risks and uncertainties. Other factors that could adversely affect actual results and performance include, among others, the effect of tourism levels on our business, the rising price of insurance, government regulation, technological change and competition. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We were incorporated in New York on August 4, 1997. Our primary activity is to provide bus services on both a contracted and per seat basis. Most of our revenues are derived through the provision of specialized destination route service, which is comprised of daily scheduled service to and from casinos in Connecticut and Atlantic City, and specified locations in Manhattan, Queens and Brooklyn. Tickets are sold through independent agents retained by the casinos and at specified locations. Customers are taken on an "open-door" basis or by reservation. From Monday through Thursday of each week, we have 17 roundtrip schedules to and from the Mohegan Sun Casino & Resort in Connecticut and destinations around New York City. On Friday through Sunday, we increase the number of our roundtrip schedules to the Mohegan Sun to 19. We provide 5 roundtrip schedules from Monday through Thursday from New York City to the following Atlantic City Casinos: Tropicana, Taj Majal, Claridge and Trump Marina. We increase the number of roundtrip schedules to these Atlantic City, New Jersey casinos to 7 Friday through Sunday.

We also provide charter services at a fixed daily rate, based on mileage and hours of operation. We have informal arrangements with tour agencies to provide various levels of service and equipment for agent-sponsored and organized tours. Under these arrangements, we provide the motorcoach and driver at a fixed daily rate. On average, we charter about one motorcoach per day to third parties during the week and about 2-3 motorcoaches during the weekend.

For the most part, our special destination services and our charter services are provided on a contracted basis and not a per seat basis. Therefore, customer load factors generally do not materially affect our ability to generate revenues.

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	NINE MONTHS ENDED
	August 31, 2005		August 31, 2004
	Amount	Percentage	Amount	Percentage

Casinos	$4,472,713	94%	$3,397,030	88%

Tours	282,297	6%	437,398	11%

Charter	300	<1%	4,384	<1%

Other	500	<1%	33,099	1%

Total	$4,755,810	100%	$3,871,911	100%

Economic and Industry Wide Factors Relevant to Bestway

Our business is seasonal in nature and generally follows the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, our operating cash flows are also seasonal with a disproportionate amount of our annual operating cash flows being generated during the peak travel periods. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within the fiscal quarter, may also affect our quarterly results of operations.

One industry wide factor that is relevant to our business is that all of our customers, including our major customers, are “at will” customers. This means that customers can terminate our services at any time and without penalty. We have no written contracts with any customer.

In order to retain customers, therefore, we must provide reliable and professional service. Management believes that customer retention is due to the following factors:

•	Reputation for passenger safety and providing efficient, on-time service;

•	Maintaining long-standing relationships with the casinos and independent ticket agents that we serve;

•	The preference of casino ticket agencies to maintain continuity of service with their current proven contractor rather than risk the uncertainty associated with a replacement.

Material Risks, Trends and Uncertainties Affecting Bestway’s Business

One of the material risks and uncertainties that faces our business is that some of the material costs of running our business are not fixed costs. The major costs that are not fixed costs are fuel expense and insurance costs.

Fuel is one of our most significant operating expenses. Fuel costs are subject to significant fluctuations due to economic factors. Fluctuations in the cost of fuel can have a significant impact on our operations and results of operations. Any sustained increase in fuel prices could adversely affect our results of operations.

In order to mitigate the rising cost of fuel, since January 2004 we have used a strategy of purchasing fuel whenever possible from those states in which we operate (Connecticut and New Jersey) where fuel costs are less than our operating base (NY). We have not employed any hedging strategies to assist us in mitigating the rising fuel costs and we have no current intention to do so. We are often able to pass on increased fuel expenses to our customers by increasing our rates. For example, we increased the rates that we charge to one of the casinos that we provide services to by 8% during the period from January 2004 to present and we raised the rates that we charge to two other casinos during the same period by 15 to 28%. However, the market is very competitive and we are not certain that we will continue to be able to recoup increased fuel costs by passing them on to our customers.

Insurance costs in the motorcoach industry have increased significantly over the last few years and it has become increasingly difficult for us to find insurance at commercially reasonable rates. Annual rates of $21,000 per motorcoach are commonplace. During the past few years, insurers have been abandoning the New York market. Our current liability insurance and worker’s compensation insurance premiums increased more than 100% over the past few years. We cannot operate without insurance. In fiscal year 2004, we paid $475,851 in insurance premiums to insure our buses and $75,411 in insurance premiums for worker’s compensation insurance. In 2003 we paid $409,360 in insurance premiums to insure our buses and $47,947 in worker’s compensation insurance. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

Another trend or uncertainty affecting our business is the current state of the nation’s security. The U.S. Department of Homeland Security has implemented the Homeland Security Advisory System, which is designed to target our country’s protective measures when specific information to a specific sector or geographic region is received. The system combines threat information with vulnerability assessments and provides communications to public safety officials and the public. A color-coded threat level system was implemented to communicate with public safety officials and the public at-large.  Changes or increases in the threat condition has economic, physical, and psychological effects on the nation and can significantly affect our operations. We have noticed that our business will slow down when a higher alert status is issued by the Department of Homeland Security. We have also experienced cancellation of booked tours or other engagements as a result of an increase in the alert status issued by the Department of Homeland Security after a tour or other engagement was booked, but before the services were provided.

Cost of Sales

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. Historically, costs of sales have varied directly in proportion to revenues, and approximately 74% and 72% of fiscal 2004 and 2003 costs of sales were variable costs consisting of direct labor (primarily driver wages and related employment expenses), fuel costs and maintenance costs. We spent approximately $593,000 and $692,000 on fuel in fiscal years 2004 and 2003, respectively.

General and administrative expenses include costs associated with our headquarters in New York City, the Brooklyn terminal where we depot our buses and managerial salaries. In fiscal year 2003 we increased the size of our staff in our corporate headquarters to accommodate growth. Management believes that it currently has sufficient staff to support anticipated revenue levels for fiscal year 2005 and 2006. We anticipate that the increased general and administrative costs will be slightly offset if and when our business grows further and if we are able to effectively realize economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and (ii) capturing savings in expenses such as vehicle insurance and vehicle parts and services.

Operating Results For Fiscal Quarter Ended August 31, 2005 Compared To August 31, 2004 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarter ended August 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the third fiscal quarter of 2004 compared to the third fiscal quarter of 2005.

Line Item	8/31/05	8/31/04	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,803,066	1,413,983	389,083	28%
Net income (Loss)	(475,702)	(3,326)	(472,376)	(14203%)
Operating Expenses	1,755,359	1,179,463	575,896	49%
General and Administrative Expense	224,655	138,760	85,895	62%
Interest Expense	149,921	100,893	49,028	49%
Earnings (Loss) per common share	(.03)	(.00)	(.03)	N/A

Total revenues during the third fiscal quarter of 2005 increased $389,083 or 28%, to $1,803,066 as compared to the third fiscal quarter of 2004. The increase in revenues was primarily due to an increase in rates that we charge to the casinos that we service.

Operating expenses increased $575,896 or 49% to $1,755,359 for the third fiscal quarter of 2005 as compared to the same quarter in 2004. The increase in operating expenses was primarily due to a change in accounting estimate for depreciation lives and salvage values of $264,557, which contributed 46% to the overall increase. The remaining increase is primarily due to increases in the following expenses from the third fiscal quarter of 2005 compared to 2004:

•	increased fuel expenses of $144,650, which contributed 25% to the overall increase; and,
•	increased payroll expenses of $62,092, which contributed 11% to the overall increase.

General and administrative expenses in the third fiscal quarter of 2005 increased by $85,895 or 62%, from $138,760 in the third fiscal quarter of 2004 compared to $224,655 in the third fiscal quarter of 2005. The increase in general and administrative expenses by $70,651 was largely due to additional help required to support the additional revenues, and to a new employment agreement entered into with the Company’s CEO.

Interest expense in the third quarter of 2005 was $149,921 and interest expense in the same quarter of 2004 was $100,893. Interest expense increased $49,028 in the third fiscal quarter of 2005 or 49% compared to the same quarter of last year mainly due to two additional loans in 2005 that did not exist during the third quarter of 2004.

Net loss was $475,702 in the third fiscal quarter of 2005 and $3,326 in the same quarter of last year. Net loss increased $472,376 or 14203% in the third fiscal quarter of 2005 as compared to the same quarter of 2004 due primarily to the combination of the above mentioned factors.

Operating Results For The Nine Months Ended August 31, 2005 Compared To August 31, 2004 (Unaudited)

The following table summarizes the results of our operations during the nine months ended August 31, 2005 (the “2005 Nine Month Period”) and 2004 (the “2004 Nine Month Period”) and provides information regarding the dollar and percentage increase or (decrease) from the 2004 Nine Month Period compared to the 2005 Nine Month Period.

Line Item	Nine Months Ended 8/31/05	Nine Months Ended 8/31/04	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	4,755,810	3,871,911	883,899	23%
Net income (Loss)	(645,528)	22,895	(668,423)	(2920)%
Operating Expenses	4,355,860	3,196,400	1,159,460	36%
General and Administrative Expense	531,332	347,406	183,926	53%
Interest Expense	372,994	299,047	73,947	25%
Earnings (Loss) per common share	(.05)	.00	(.05)	N/A

Total revenues during the 2005 Nine Month Period increased $883,899 or 23%, to $4,755,810 as compared to the 2004 Nine Month Period. The increase in revenues was primarily due to an increase in rates that we charge to the casinos that we service.

Operating expenses increased $1,159,460 or 36% to $4,355,860 for 2005 Nine Month Period as compared to the 2004 Nine Month Period. The increase in operating expenses was primarily due to a change in accounting estimate for depreciation lives and salvage values of $264,557, which contributed 23% to the overall increase. The remaining increase is primarily due to increases in the following expenses from the 2004 Nine Month Period to the 2005 Nine Month Period:

•	increased fuel expenses of $317,787, which contributed 27% to the overall increase;
•	increased cost of parts, supplies and roadside service of $178,412, which contributed 15% to the overall increase;
•	increased payroll expenses of $173,042, which contributed 15% to the overall increase; and
•	increased farm out expense of $94,305, which contributed 8% to the overall increase.

General and administrative expenses in the 2005 Nine Month Period increased by $183,926 or 53%, from $347,406 in the 2004 Nine Month Period compared to $531,332 in the 2005 Nine Month Period. The increase in general and administrative expenses by $132,063 from the 2004 Nine Month Period was largely due to increased salaries due to additional help required to support the additional revenues, and to a new employment agreement entered into with the Company’s CEO.

Interest expense in the 2005 Nine Month Period was $372,994 and interest expense in the 2004 Nine Month Period was $299,047. Interest expense increased $73,947 in the 2005 Nine Month Period or 25% compared to the same quarter of last year mainly due to two additional loans in 2005 that did not exist during the 2004 Nine Month Period.

Net loss was $645,528 in the 2005 Nine Month Period and net income was $22,895 in the 2004 Nine Month Period. Net income (loss) decreased $668,423 or 2920% in the 2005 Nine Month Period as compared to the 2004 Nine Month Period due primarily to the combination of the above mentioned factors.

Liquidity and Capital Resources

As of August 31, 2005, we had $69,807 in cash and cash equivalents, total current assets of $650,660 and a working capital deficit of $2,644,877. We provided $931,442 via operating activities for the year ended November 30, 2004. Our current annual operating costs are approximately $4,200,000.

We acquired 11 new MCI motorcoaches pursuant to a purchase agreement with MCI (Motor Coach Industries) that we entered into on May 24, 2005. Pursuant to the agreement we are required to pay an aggregate purchase price of $4,211,000. We obtained financing for the purchase of these new motorcoaches through Caterpillar Financial Services Corporation. Under the terms of the financing arrangement, we paid an aggregate down payment of $165,000 and we financed the remaining $4,046,000.

Under the terms of the financing arrangement, we are required to make a total of 84 monthly payments. The payments are in the approximate amount of $56,416 and we are required to make a final balloon payment equal to 20% of the net purchase price or $809,200. The interest rate is 8.25% per annum.

The financing provided by Caterpillar Financial Services Corporation is secured by a first priority lien on the motorcoaches and is personally guaranteed by Wilson Cheng, our Chairman, Chief Executive Officer and controlling stockholder. In consideration for personally guaranteeing the financing for the acquisition of the motorcoaches, on June 5, 2005, we issued to Mr. Cheng 2,000,000 shares of our Common Stock.

Our accounts payable and accrued liabilities at November 30, 2004 included $104,459, representing interest and penalties on delinquent motorcoach lease payments. As of August 31, 2005, $76,163 of this amount has been repaid.

We anticipate that revenues generated through our operations during the 2005 fiscal year will be sufficient for the next 12 months of our operations even if we do not raise any additional capital through the private placement of our securities, loans from our principal stockholders or otherwise.

In order to improve our liquidity, we are seeking to reduce our expenses. One way that we have sought to reduce our expenses is to acquire a new fleet of buses. As noted above, in May 2005, we acquired 11 new MCI motorcoaches. The monthly principal and interest charges relating to the financing of these new coaches is approximately the same as the monthly lease payments for the motorcoaches that they replaced. The monthly interest charges (for the 11 new buses, which we own) and the monthly lease payments (for the 12 older buses that we lease) equal approximately $113,342. Prior to acquiring these new buses our monthly lease payments for all 23 buses that were then leased by us were approximately $103,868. So, now one-half of our fleet consists of new buses and we are still paying about the same amount to use our buses that we paid when we had all older buses. However, our expenses will now be lower because the new buses will require less maintenance thereby reducing our maintenance expense. We anticipate that we will save approximately $200,000 a year on major repairs.

We also anticipate that our annual interest expense will be reduced by about $100,000 a year. Interest expense will be reduced because the interest payable for the financing of the new motorcoaches is lower than the rate that we had paid under the lease arrangement relating to the motorcoaches that were replaced.

In addition, in order to further increase our cash flows, we raised the daily rate payable with respect to our special destination services (i.e., casino line runs). During the period from January 2004 through June 2005, we raised our rates from $650 to $750 per bus for one of our major clients. During the period from January 2004 through October 2005, we raised our rates from $600 to $705 per bus for another one of our major clients. Finally, during the period from January 2004 through November 2005, we raised our rates from $520 to $635 per bus for a third major client.

We have also adopted a strategy of using any available cash resulting from our increased rates and lower expenses to pay down our long-term debt to reduce our interest expense and enhance our balance sheet.

We also anticipate that reduced oil prices in the last quarter of our fiscal year 2005 will further enhance our liquidity as a result of lower oil expenses.

In October, 2005, we refinanced $100,000 of credit card debt. We were paying interest at rates ranging from 11.5% to 29.5% on the credit card debt and we are now paying interest at a fixed rate of 6%. We anticipate that this reduced interest expense will save us about $10,000 a year.

We estimate that in order to breakeven (i.e., have sufficient revenues to cover all of our expenses) in a given month we need to generate approximately $550,000 in revenues on average or have revenues of $6,600,000 per year.

Our business is seasonal. During the first and fourth quarters of our fiscal year we will usually break even or suffer a loss. We believe that business is slower in these months mostly because of colder weather and lower tourism during this period. During our second and third quarters, we usually are more profitable. Charter prices increase during this period due to greater demand. For example, average prices during first and fourth quarters of 2004 for example were $650-$675 per bus. This price increased to an average of $705 to $775 during the second and third quarters.

Our biggest overhead costs are bus payments, insurance, and fuel. When we renewed our insurance policy in 2004, we ended up paying about 16% more than we were paying in 2003. Although fuel prices went down beginning in October 2005, fuel prices had increased in the first and second calendar quarters of 2005 compared to previous periods.

Cash Flow Analysis

Fiscal Quarter ended August 31, 2005 Compared to August 31, 2004 (Unaudited)

The following table summarizes the statements of cash flows from the financial statements:

	Quarter Ended August 31,
	2005	2004

Net Cash Provided By (Used In) Operating Activities	143,320	167,978
Net Cash (Used) Provided By Investing Activities	-	(22,445)
Net Cash Provided By (Used In) Financing Activities	(133,862)	(185,188)
Net Increase (decrease) in Cash and Cash Equivalents	9,458	(39,655)
Cash and Cash Equivalents - Beginning of Period	60,349	40,907
Cash and Cash Equivalents - End of Period	69,807	1,252

For the quarter ended August 31, 2005 and 2004, our operating activities generated (used) $143,320 and $167,978) in cash, respectively. This change in cash flow used in operations is primarily attributable to decreases in accounts payable and accrued liabilities.

For the quarters ended August 31, 2005 and 2004, our investing activities provided (used) $0 - and ($22,445) in cash, respectively. This decrease in cash used in investing activities is attributable to several purchases of property and equipment in the third quarter of 2004 and no purchases of these items in the third quarter of 2005.

For the quarters ended August 31, 2005 and 2004, our financing activities provided (used) ($133,862) and ($185,188) of cash, respectively. The decrease in cash flow used in financing is primarily attributable to lower required payments on the refinanced buses and additional financing from banks and credit cards in the third quarter of 2005.

Nine Month Period ended August 31, 2005 Compared to August 31, 2004 (Unaudited)

The following table summarizes the statements of cash flows from the financial statements:

	Nine Month Period Ended August 31,
	2005	2004

Net Cash Provided By (Used In) Operating Activities	200,770	606,271
Net Cash (Used) Provided By Investing Activities	(38,122)	(81,660)
Net Cash Provided By (Used In) Financing Activities	(351,292)	(548,265)
Net Increase (decrease) in Cash and Cash Equivalents	(188,644)	(23,654)
Cash and Cash Equivalents - Beginning of Period	258,451	24,906
Cash and Cash Equivalents - End of Period	69,807	1,252

For the nine month period ended August 31, 2005 and 2004, our operating activities generated (used) $200,770 and $606,271 in cash, respectively. This change in cash flow used in operations is primarily attributable to decreases in accounts payable and accrued liabilities.

For the nine month period ended August 31, 2005 and 2004, our investing activities provided (used) ($38,122) and ($81,660) in cash, respectively. This decrease in cash used in investing activities is attributable to more purchases of property and equipment during the 2004 Nine Month Period and fewer purchases of these items in the 2005 Nine Month Period.

For the nine month periods ended August 31, 2005 and 2004, our financing activities provided (used) ($351,292) and ($548,265) of cash, respectively. The decrease in cash flow used in financing is primarily attributable to lower required payments on the refinanced buses and additional financing from banks and credit cards in the 2005 Nine Month Period.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

The motorcoach business is subject to seasonal variations in operations. During the winter months, operating costs are higher due to the cold weather and demand for motorcoach services is lower, particularly because of a decline in tourism. As a result, our revenues and results of operations are lower in winter months.

Inflation

Our business, revenues and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

•
Goodwill - We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2003. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently, if indications of possible impairment exist. We have performed the requisite transitional impairment tests for goodwill as of November 30, 2003. Based on these tests, management has determined that goodwill was not impaired, but due to the sale of the subsidiary during the year ended November 30, 2004, goodwill had been eliminated.

•
Insurance Coverage - We maintain comprehensive vehicle liability, general liability, workers’ compensation and property insurance to insure its assets and operations, with some claims subject to certain deductibles and no deductibles for other claims. Our management continually evaluates the adequacy of our insurance and whether a reserve for outstanding claims, not covered by our present insurance coverage and when certain insurance deductibles are not met, is warranted.

•
Significant Estimates - Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates are related to the valuation of liability reserves and the useful lives for amortization and depreciation, as well as the realization of the tax benefits of net operating losses.

Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this registration statement, including our financial statements and related notes.

FINANCIAL RISKS

We only have $650,660 in current assets of which only $69,807 was cash and cash equivalents at August 31, 2005. Our total current liabilities as at such date were $3,295,537. This means we have a working capital deficit of $2,644,877. We also have long term debt of $4,995,449.

In order to effectively run our business we will require additional working capital. We may seek to satisfy our future funding requirements through revenues generated through our operations, the proceeds of public or private offerings of our securities, or through loans from financial institutions or our controlling stockholders. We do not have any immediate plans to effect a private placement or public offering of our securities nor do we have any written or verbal commitments from any other source of financing. Additional financing may not be available when needed or on terms acceptable to us. Unavailability of financing may result in delays in making capital expenditures that management believes are necessary to effectively operate our business and compete in our market. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

BUSINESS RISKS

Our business is subject to seasonal fluctuations, which makes our revenues and results of operations vary from season to season.

The motorcoach business is subject to seasonal variations in operations. During the winter months, operating costs are higher due to the cold weather and demand for motorcoach services is lower, particularly because of a decline in tourism. As a result, our revenues and results of operations are lower in winter months.

Fuel is one of our most significant operating expenses. Fuel costs are subject to significant fluctuations due to economic factors. Fluctuations in the cost of fuel can have a significant impact on our operations and results of operations.

Fuel is one of our most significant operating expenses. Fuel prices are subject to sudden increases as a result of variations in supply levels and demand. Any sustained increase in fuel prices could adversely affect our results of operations. From time to time, there are efforts at the Federal or state level to increase fuel or highway use taxes, which, if enacted, also could adversely affect our results of operations.

Insurance costs in the motorcoach industry have increased significantly over the last few years and it has become increasingly difficult for us to find insurance at commercially reasonable rates. We cannot operate without insurance.

In fiscal year 2004, we paid $475,851 in insurance premiums to insure our buses and $75,411 in insurance premiums for worker’s compensation insurance. In 2003 we paid $409,360 in insurance premiums to insure our buses and $47,947 in worker’s compensation insurance. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

We are self-insured for the deductible amounts under our insurance policies, which deductible amount is $25,000 per vehicle, per occurrence. If we were to experience a significant increase in the number of claims for which we are self-insured or claims in excess of its insurance limits, our results of operations and financial condition would be adversely affected.

As a provider of motorcoach services, we are subject to significant regulations. Compliance with these regulations requires us to incur operating costs, which affect our bottom line.

Motorcoach operators are also subject to extensive safety requirements and requirements imposed by environmental laws, workplace safety and anti-discrimination laws, including the Americans with Disabilities Act. Safety, environmental and vehicle accessibility requirements for motorcoach operators have increased in recent years, and this trend could continue. The FHWA and state regulatory agencies have broad power to suspend, amend or revoke our operating authorizations for failure to comply with statutory requirements, including safety and insurance requirements. Many states require motorcoach operators to obtain authority to operate over certain specified intrastate routes, and, in some instances, such authority cannot be obtained if another operator already has obtained authority to operate on that route. As a result, there may be regulatory constraints on the expansion of the our operations in these states.

CONCENTRATED CONTROL RISKS

The management team voting together has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person. Wilson Cheng, our Chief Executive Officer and President, is also the only person knowledgeable about our business, affairs and history and the loss of his services would likely result in the indefinite cessation of our operations and the complete failure of our current business plan.

Our management team owns, in the aggregate, 64.18% of our outstanding common stock. Mr. Cheng, our Chief Executive Officer, owns 61.4% of the outstanding common stock; Vivian Cheng, Mr. Cheng’s sister, a director and the Secretary of Bestway, owns 1.46% of our outstanding common stock; Kelvin Chan, our Chief Operating Officer, owns 0.73% of our outstanding common stock; and Jovi Chen, our VP of Sales and Marketing, owns 0.58% of our outstanding common stock. Our current management team, acting together has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our management team is in a position to elect all of our directors and to dictate all of our policies. Currently, none of our directors are independent. All of our directors are members of our management team.

Furthermore, since Mr. Cheng is our founder and currently our Chief Executive Officer, no other person affiliated with, or employed by, us has his in depth knowledge of our day to day operations or institutional knowledge regarding our history and past affairs. The loss or inability of Mr. Cheng to perform his duties would likely result in the indefinite cessation of our operations and the complete failure of our current business plan. We have no key man insurance on the life of Mr. Cheng. We anticipate the hiring of new employees in connection with the planned expansion of our business. Our future success will depend in significant part on our ability to hire and retain key technical sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel.

MARKET RISKS

There is no public market for our common stock, and even if a market develops, it will likely be thin and subject to manipulation.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the low revenue nature of our business and because we are a new public company with a relatively limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Obtaining additional capital through the future sale of common stock and derivative securities will result in dilution of stockholder interests.

We will likely raise additional funds in the future by issuing additional shares of common stock or securities such as convertible notes, options, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

We do not intend to pay dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in Bestway.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 20,000,000 shares of common stock. We have outstanding 13,680,000 shares of common stock. Accordingly, we have 6,320,000 shares of common stock available for future sale.

As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, on filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1% of the outstanding shares for Bulletin Board Companies. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

The SEC’s penny stock rules apply to us. These rules may have the effect of decreasing the liquidity of our stock and increasing the transaction cost for transactions in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customers and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Cheng concluded that as of August 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

In May 2005 we issued Wilson Cheng, our Chairman and CEO, 2,000,000 shares of our common stock in exchange for his personal guaranty of $4,046,000 in financing that we received from Caterpillar Financial Services Corporation that we utilized to acquire 11 new MCI motorcoaches.

The board of directors met in order to discuss a fair consideration to provide Mr. Cheng in connection with his agreement to personally guaranty the approximately $4,000,000 in debt incurred by Bestway so that Bestway could acquire the new MCI buses. The board determined, after consultation with its consultants and other advisors that a guaranty fee of 2.5% or $100,000 was reasonable. The board then evaluated the financial condition and prospects of Bestway and determined that each share of Bestway common stock has a fair market value of $0.05. Since Bestway has very limited cash on hand, the Board determined that it would be in the company’s best interests to pay the guaranty fee in stock and, therefore, issued Mr. Cheng 2,000,000 shares.

Bestway relied on the exemption provided by Section 4(2) of the Securities Act in issuing the shares to Mr. Cheng without registration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending August 31, 2005.

ITEM 5. INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Article Seventh of the Certificate of Incorporation of Bestway provides that Bestway may, to the fullest extent permitted by Section 721 and 726 of the Business Corporation Law of New York, indemnify any and all directors and officers whom Bestway shall have power to indemnify under those sections of the Business Corporation law from and against any and all of the expenses, liabilities or other matters referred to in or covered by those sections, and the indemnification provided by Article Seventh is not exclusive.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to court of appropriate jurisdiction. We will then be governed by the court’s decision.

ITEM 6.  EXHIBITS

EXHIBITS.

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 14, 2005

BESTWAY COACH EXPRESS INC.

By:	/s/ Wilson Cheng
Name: Wilson Cheng
Title: Chief Executive Officer, Chairman of the Board of Directors and Treasurer

EXHIBIT INDEX

Exhibit
Number         Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.