Form 10KSB
period 2005-11-30
BESTWAY COACH EXPRESS INC
filed 2006-03-15
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ____________

Commission File No.: 000-51437

BESTWAY COACH EXPRESS INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	13-396-1159 (I.R.S. Employer Identification No.)

2 Mott Street, 7th Floor, New York, New York, 10013
----------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(212) 608-8988
-----------------------------------------------------------------------------
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ___

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $6,612,945

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 2006 was not determinable.

The number of shares of the registrant's common stock issued and outstanding as of March 1, 2006:  13,700,000shares issued, 13,680,000 outstanding.

Part II
Part III

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," or similar terms. These statements appear in a number of places in this Form 10-KSB and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things:(i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of tourism levels on our business, the rising price of insurance, government regulation, and technological change and competition. The accompanying information contained in this report, including, without limitation, the information set forth under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and "Business" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were incorporated in New York on August 4, 1997. We are a motorcoach service provider with 23 motorcoaches. We currently provide specialized destination route services to the Mohegan Sun Resort and Casino in Connecticut and the Tropicana, Taj Mahal, Claridge and Trump Marina in Atlantic City, New Jersey, which, for the twelve-month period ending November 30, 2005, accounts for approximately 90% of our revenues, charter services to tour and travel agencies, which accounts for approximately 10% of our revenues and airport services, sightseeing services and other services which accounts for the remaining < 1% of our revenues. In February 2006, we launched a new interstate commuter service between New York City and Philadelphia. Since this new service was launched in 2006, it made no contribution to our fiscal 2005 earnings.

Our Services

We provide services on both a contracted and per seat basis. For contracted services, we arrange a fee for the use of our motorcoaches. In these arrangements, the customer contracts the vehicle for use and we are paid a rate, generally on a daily or per mile basis, that is not dependent on passenger load factors. In per seat operations, we are paid by each individual customer. Fares for these per seat services are usually determined by us and payment is received from individual passengers or through an independent commissioned agent. Approximately 82% of our services are provided on a contracted basis and less than 17% of our services are provided on a per seat basis.

Special Destination Services

Currently, most of our revenues are derived through the provision of specialized destination route service, which is comprised of daily scheduled service to and from casinos in Connecticut and Atlantic City and specified locations in Manhattan, Queens and Brooklyn. Tickets are sold through independent agents and at specified locations. Customers are taken on an "open-door" basis or by reservation.

Charter and Tour Services

We currently provide charter services at a fixed daily rate, based on mileage and hours of operation. We have informal verbal arrangements with tour agencies to provide various levels of service and equipment for agent-sponsored and organized tours. Under these arrangements, we provide the motorcoach and driver at a fixed daily rate.

We also provide sightseeing services on a scheduled basis at an advertised or published price. Typically, customers will make reservations for the tours or can simply board on an "open-door" basis at scheduled locations. Payment is made by the customer, or through the travel agent or hotel.

Interstate Commuter Services

In February 2006, we launched our new interstate commuter service. We now provide scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in center city, Philadelphia. Currently, we offer 20 scheduled runs daily to and from New York and Philadelphia 7 days a week. People may either purchase tickets through the internet or at tickets booths located at both destinations.

Airport Service

We also provide services to and from New York City airports and traveler destinations in the New York tri-state area.

Sales and Marketing

We have historically conducted limited marketing of our services. The principal means of marketing charter and tour services has been in telephone directories, through direct mail to customers included in our computer data base and on the internet through our website.

Our specialized destination route services to casinos in Atlantic City and Connecticut are promoted by the casinos through the provision of incentives to passengers, including vouchers for a small amount of cash with which to gamble and a meal at the casino, which are included with each motorcoach ticket purchased.

Our scheduled runs to and from New York and Philadelphia are promoted through various marketing channels, including flyers, and through advertising in on-line and print media, magazines and college newspapers.

Operations

Our garage depot is located in Brooklyn, New York. On staff at this location are 7 mechanics who maintain our motorcoach fleet, 5 office staff, 2 dispatchers and a general manager. Our executive offices are located in New York’s Chinatown. All administrative functions are conducted at these executive offices.

Because our specialized destination route services involve fixed routes which rarely vary, the dispatch function is limited to communicating with drivers by radio to determine that the motorcoach is in service, the number of passengers embarked and whether the motorcoach is on schedule and to deal with any problems in route. When necessary, dispatchers can communicate necessary modifications in schedules to meet customer demand and increase utilization. In most instances, we receive bookings for tours and charters well in advance, which enables us to predict periods during which equipment utilization is likely to be low. When this occurs, we more actively solicit charter business in an effort to maintain equipment utilization or schedule alternative uses for its equipment, particularly during the winter months when tourism declines.

On our scheduled runs to and from Philadelphia, passengers may purchase tickets at ticket booths located in both New York and Philadelphia. In most instances, however, we receive bookings in advance via the internet, which enables us to predict and accommodate passenger load.

Equipment

We currently operate 23 motor coaches. Eleven of these motorcoaches are 2005 MCI motorcoaches (3 J Model vehicles and 8 DL model vehicles). The remaining twelve motorcoaches are 1997, 1998, 2000 and 2001 Van Hool motorcoaches that we lease.

Prior to June 2005 we used only Van Hool motorcoaches. In May 2005 we entered into a contract relating to the acquisition of 11 MCI motorcoaches. In June 2005, we received eleven new MCI motorcoaches and traded in eleven of our older Van Hool motorcoaches. We expect to trade in the remaining twelve older Van Hool Motorcoaches by the end of April 2006. At such time our entire fleet will consist of new MCI motorcoaches.

The MCI motorcoaches have many luxury features that enhance our client’s experience and provide for a comfortable and safe ride, including spiral entrance stairways, Jacob's® engine brake, anti-lock braking system, projector headlamps, frameless windows, fully multiplexed electrical system, air-locking baggage compartments and chemical-type lavatories.

We believe that the acquisition of new motorcoaches will help us to compete better in our market, since we will be able to offer our customers a more comfortable luxury ride in a brand new motorcoach.

The new motorcoaches come with a nontransferable 30 month (unlimited mileage) limited warranty from MCI. MCI warrants during the warranty term that each motorcoach, subject to specified exceptions, will be free from defects in material and workmanship. Following are some of the limitations that apply under the warranty:

Part	Coverage

Belts	24 months
Brake Drums & Shoes	Not covered
Brake Rotors & Pads	Not covered

Engine	24 months, covered only by engine supplier
Engine Accessories	24 months, covered only by engine supplier
Entertainment system	Covered only by system supplier
Transmission	24 months, covered only by transmission supplier

The warranties on our older Van Hool motorcoaches have all expired. We are in the process of negotiating the terms of the acquisition of the remaining 12 new MCI motorcoaches. We expect to take delivery of these new motorcoaches before the end of April 2006. The purchase price per coach for these motorcoaches will be the same as the purchase price per coach of the 11 motorcoaches that we acquired in May 2005. However, MCI has indicated that it is not willing to give us the same trade-in value for our 12 remaining Van Hool motorcoaches that it gave us for the 11 Van Hool motorcoaches that we already traded in. We continue to negotiate this issue with MCI.

Maintenance

We currently have a comprehensive preventive maintenance program for our equipment to minimize equipment downtime and prolong equipment life. This program includes regular safety checks when a motorcoach returns to our garage, regular oil and filter changes, lubrication, cooling system checks and wheel alignment on average every 6,000 to 12,000 miles, and more extensive maintenance procedures at greater intervals. Interiors of motorcoaches are cleaned and exteriors washed usually on a daily basis.

Repairs and maintenance are performed at our Brooklyn garage facility. This facility has on location a total of 7 mechanics and other maintenance personnel at March 1, 2006. Most maintenance provided by outside facilities results from on-the-road breakdowns or involves major engine overhauls, which are performed by the dealer.

Employees, Drivers and Other Personnel

At November 30, 2005, we had approximately 45 full time employees, of whom 30 were drivers and 7 were maintenance personnel. The balance included administrative personnel, sales and customer service personnel and dispatchers. We also utilize approximately 18 independent contractors to drive our motorcoaches on a regular basis.

We have historically had relatively minimal driver turnover among full-time drivers. Safety and dependability of drivers are critical to our operations. Drivers are required to comply with all applicable Federal, state and driver qualification and safety regulations, including hours of service and medical qualifications, and to hold a Commercial Driver's License issued in conformity with regulations of the Federal Highway Administration (FHWA). Drivers are also subjected to drug and alcohol testing requirements imposed by the FHWA, including random, reasonable suspicion and post-accident testing. Driver applicants are required to have significant driving experience and to pass medical examinations.

No unions currently represent any of our employees and we are not a party to any collective bargaining agreements. We have not experienced any work stoppages and believe that relationships with our employees are satisfactory.

Safety

We are dedicated to maintaining safe operations. We adhere to the FHWA and comparable state motor carrier safety rules, including rules concerning safe motor vehicle equipment, driver qualifications and safe operation of vehicles. Our drivers undergo regular drug and alcohol testing in conformity with FHWA and comparable state requirements. We also address accidents and other incidents and take follow-up steps intended to reduce the risk of repeat accidents and incidents.

Risk Management and Insurance

The primary risks involved in our operations are bodily injury, property damage and workers' compensation. We currently maintain insurance against these risks and we are subject to liability as self insurers to the extent of the deductible under each policy.

We currently maintain liability insurance for bodily injury and third party property damage in sufficient amounts to meet all applicable Federal requirements. Our workers' compensation policy complies with New York State law.

Fuel Availability and Cost

Fuel prices are subject to sudden increases as a result of variations in supply levels and demand. Any sustained increase in fuel prices could adversely affect our results of operations due to the resulting increase in our operating costs. From time to time, there are efforts at the Federal or state level to increase fuel or highway use taxes, which, if enacted, also could adversely affect our results of operations.

Competition

The portions of the motorcoach industry in which we operate are highly competitive, fragmented and served by numerous operators, most of which serve only a single area or region. Our competitors include Lotus Tours, Skyliner Bus Company and Fung Wah Bus Company.

We believe that the principal competitive factors in the motorcoach service industry are reliability, customer service and price, as well as equipment comfort and appearance.

We believe that our competitive position is at least equal to that of other regional motorcoach service companies that operate with 10 to 30 motorcoaches running out of a single depot and better than that of smaller motorcoach service companies having less than 10 motorcoaches. Our methods of competition include using late model MCI motorcoaches. We believe that our clients find these coaches to be more luxurious than other coaches.

We believe that we have strategically positioned the pricing for our interstate commuter runs between the prices charged by Greyhound, on the higher end, and the low-fare Chinatown motorcoaches. We believe that our drop-off locations are more convenient to most interstate commuters who travel between New York and Philadelphia than the drop-off locations of the low-fare Chinatown motorcoaches. In most cases, commuters riding the Chinatown motorcoaches must walk up to 20 minutes to get to the next closest ground transportation system that they need to take in order to arrive at their final destination. Greyhound’s drop-off locations are comparable to our own, however, the majority of Greyhound’s runs are not nonstop runs, which result in significant delays for commuters. We are currently running an express service to 31st Street in Manhattan near Penn Station. Management believes our passengers find our locations and nonstop service to be more convenient than those of our competitors.

Regulation

The United States Secretary of Transportation and three agencies within the United States Department of Transportation (the Surface Transportation Board, the Federal Highway Administration, and the Federal Transit Administration) regulate, to a limited extent, our interstate motorcoach operations. The Federal Highway Administration, or FHWA, requires our interstate motorcoach operators to register with that agency, to maintain minimum amounts of insurance and to operate in conformity with safety regulations. One or more of the regulatory bodies listed above requires our interstate motorcoach operators to adhere to driver qualification guidelines, to provide transportation service on reasonable request and to provide safe and adequate service and vehicles; however, none of the regulatory bodies regulates our interstate motorcoach fares, nor do they require our interstate motorcoach operators to file tariffs. The Surface Transportation Board, or STB, and the FHWA can impose civil penalties upon us for violations of applicable regulatory requirements; the FHWA may suspend, amend or revoke our motorcoach operator's registration for our operator's substantial failure to comply with applicable regulations. We believe that we have conducted our operations in substantial compliance with applicable regulations, and we do not believe that ongoing compliance with such regulations will require us to make substantial capital expenditures.

Federal regulatory authority preempts state and local governments from regulating the scheduling or rates of interstate or intrastate transportation provided by motorcoach operators on interstate routes. State and local regulation of interstate and intrastate charter motorcoach transportation is also preempted.

Environmental Matters

Our operations are subject to various Federal, state and local environmental laws and regulations governing vehicle emissions, aboveground fuel tanks and the storage, use and disposal of hazardous materials and hazardous waste in connection with our in-house maintenance operations. These laws include the Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and various state and local laws. There is a 6,000 gallon above ground storage tank at our Brooklyn garage depot. We also wash our motorcoaches at our Brooklyn garage depot and the resulting waste must be disposed of in accordance with regulatory requirements. In the event of a spill, we would be responsible for the cost of the clean-up. Our oil based fluids (motor oil, antifreeze, etc.) are removed by a waste oil company at no cost to us. This waste oil company refines and resells or otherwise utilizes these fluids.

Our cost of compliance with environmental laws is approximately $3,000 per year consisting mostly of fees paid to remove coach lavatory waste.

Dependence upon Major Customers

For the fiscal years ended November 30, 2005 and 2004 we generated approximately $4,150,874 and $2,492,200 in revenues, respectively, from one customer (Mohegan Sun Casino). These revenues constituted approximately 63% and 47% of our total revenues for fiscal year 2005 and 2004, respectively. Another customer, SGS Travel, contributed $1,025,934 to our revenues in fiscal year 2005 and $1,081,293 in fiscal year 2004, which constituted 16% and 21% of our revenues in such years, respectively. Trump Plaza contributed $585,930 to our revenues in fiscal year 2005 and $793,522 to our revenues in fiscal year 2004, which constituted 9% and 15% of our total revenues in such years, respectively. We do not have any written agreements with any of these major customers and these customers have indicated that they have no intention of entering into written agreements with us for our provision of motorcoach services to them. Therefore, the provision of services to these customer is provided by us “at will” and the customers may decide not to use our services at any time.

ITEM 2. DESCRIPTION OF PROPERTY.

Our current facilities consist of an administrative office located at 2 Mott Street, New York, New York 10012 and a garage depot located at 183 7th Avenue, Brooklyn, New York 11215. Both facilities are leased.

We have approximately 3,000 square feet of office space at our Mott Street executive office. The monthly rental for this space through January 31, 2006 is $3,297.25 (not including utilities). The lease had a term of nine years and expired on February 1, 2006. We are currently leasing the space on a month-to-month basis.

We have approximately 16,000 square feet at our Brooklyn garage. This space is leased to us under a 6- year lease that terminates on January 31, 2009. Our monthly rental rate under this lease is $9,000 per month. This amount increases to $9,500 per month beginning on February 1, 2007. Of the 16,000 square feet, 10,000 square feet is used as an indoor parking terminal and for housing our maintenance and service facility. The remaining 6,000 square feet consists of a wash bay that is utilized to clean the exterior and interior of our motorcoaches.

We lease approximately 100 square feet of space located in midtown Manhattan, New York that we use as a ticket sales location. We pay a monthly rental of $1,000 for this space. The rental amount increases by 5% on an annual basis. This lease will expire in 2007.

We have entered a new sub-lease for approximately 100 square feet of space located in center city Philadelphia that we use for ticket sales and administrative services in connection with our new interstate commuter services to and from New York City and Philadelphia. We pay a monthly rental equal to 10% of the gross sales revenues we actually receive through ticket sales effected at this new space. The lease will expire in 2011.

We have a secondary depot facility located in Bellport, New York that consists of approximately 15,000 square feet. We mainly use this facility to park some of our motorcoaches when they are not in use. We share this facility with other motorcoach companies. We are entitled to use this facility under a sublease that will terminate on October 30, 2008. We pay a monthly rental of $1,500 under the sublease.

ITEM 3. LEGAL PROCEEDINGS.

There is no pending litigation by or against us.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth fiscal quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Capital Stock

We are authorized to issue 20,000,000 shares of common stock, $0.001 par value per share. As of February 28, 2006, we had 13,700,000 shares issued and 13,680,000 outstanding.

Holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders and to receive dividends when, and if declared by our board from funds legally available for such purposes. Upon liquidation, holders of common stock are entitled to share ratably in any assets available for distribution to stockholders after payment of all obligations of Bestway. Stockholders do not have cumulative voting rights or preemptive rights.

We are not authorized to issue any classes of stock other than common stock.

Market Price.

There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to specified exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

*	that a broker or dealer approve a person's account for transactions in penny stocks and

*	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must

*	obtain financial information and investment experience and objectives of the person; and

*
make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, specifies

*	the basis on which the broker or dealer made the suitability determination; and

*	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders.

We have issued an aggregate of 13,680,000 shares of our common stock to 66 people. The issued and outstanding shares of our common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

Dividends.

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board of Directors does not anticipate declaring any dividends for the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any equity compensation plans and no shares of our capital stock are reserved for issuance pursuant to any equity compensation arrangement. None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

Management believes that all of the outstanding common stock of Bestway may be sold pursuant to the resale exemption provided by Rule 144(k) under the Securities Act other than the shares held by our executive officers and directors, which are control shares held by an affiliate and, therefore, may not be transferred pursuant to Rule 144(k). Management believes that all such outstanding shares (other than the aforementioned control shares) are eligible for resale under Rule 144(k) because all of such shares were issued and the full purchase price for such shares was received by us more than two years ago and none of the holders of the shares are affiliates of Bestway.

Trading of Securities in Secondary Market

Management will attempt to cause our common stock to trade on the Over-the-Counter Bulletin Board or in the “pink sheets”. To have its securities quoted on the OTC Bulletin Board a company must:

(i)	be a company that reports its current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators; and

(ii)	have at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

To have its securities quoted on the pink sheets a company need not be a company that reports its current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators. A company is only required to have a market maker complete and file a Form 211 with NASD Regulation, Inc.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the NASDAQ Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the NASDAQ Stock Market or on a national securities exchange is eligible.

We are currently eligible to have our securities quoted on the pink sheets and on the OTC Bulletin Board by a market maker who files the requisite Form 211 with NASD Regulation, Inc. and completes the Form 211 review process.

Transfer Agent

Our registrar and transfer agent is STALT, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025; telephone (650) 321-7111.

Recent Sales of Unregistered Securities

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

In June 2005 we issued Wilson Cheng, our Chairman and CEO, 2,000,000 shares of our common stock in exchange for his personal guaranty of $4,046,000 in financing that we received from Caterpillar Financial Services Corporation that we utilized to acquire 11 new MCI motorcoaches.

The board of directors met in order to discuss a fair consideration to provide Mr. Cheng in connection with his agreement to personally guarantee the approximately $4,000,000 in debt incurred by Bestway so that Bestway could acquire the new MCI motorcoaches and determined that a guaranty fee of 2.5% or $100,000 was reasonable. The board then evaluated the financial condition and prospects of Bestway and determined that each share of Bestway common stock has a fair market value of $0.05. Since Bestway has very limited cash on hand, the Board determined that it would be in the company’s best interests to pay the guaranty fee in stock and, therefore, issued Mr. Cheng 2,000,000 shares. Other than the foregoing analysis performed by the Board, no valuation report or outside appraiser or consultant was used to determine the fair market value of our common stock at the date that the shares were issued to the CEO.

Bestway relied on the exemption provided by Section 4(2) of the Securities Act in issuing the shares to Mr. Cheng without registration.

Treasury Stock

On December 7, 2004, we purchased 20,000 shares of our outstanding common stock from one of our shareholders. The shares were valued at $0.10 per share resulting in total cost of $2,000, which has been reflected as a reduction in retained earnings on the consolidated balance sheets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We were incorporated in New York on August 4, 1997. Our primary activity is to provide motorcoach services on both a contracted and per seat basis. Most of our revenues are derived through the provision of specialized destination route service, which is comprised of daily scheduled service to and from casinos in Connecticut and Atlantic City, and specified locations in Manhattan, Queens and Brooklyn. Tickets are sold through independent agents retained by the casinos and at specified locations. Customers are taken on an "open-door" basis or by reservation. From Monday through Thursday of each week, we have 17 roundtrip schedules to and from the Mohegan Sun Casino & Resort in Connecticut and destinations around New York City. On Friday through Sunday, we increase the number of our roundtrip schedules to the Mohegan Sun to 19. We provide 5 roundtrip schedules from Monday through Thursday from New York City to the following Atlantic City Casinos: Tropicana, Taj Majal, Claridge and Trump Marina. We increase the number of roundtrip schedules to these Atlantic City, New Jersey casinos to 7 Friday through Sunday. Some of our motorcoaches make more than one roundtrip a day to and from the casinos that they serve.

During the years ended November 30, 2005 and 2004, approximately 10% and 11%, respectively, of our business came from providing motorcoaches for use by various travel agencies who organized tours to various destinations. We do not have any long term contracts with these travel agencies and they book our motorcoaches for this purpose on an “as needed” basis. We get paid based upon the number of motorcoaches provided and the number of hours or mileage for which the motorcoaches are utilized. The tour business is seasonal with most bookings occurring during the summer months.

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

In February 2006, we launched our new interstate commuter service. We now provide scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in center city, Philadelphia. Currently, we offer 20 scheduled runs daily to and from New York and Philadelphia 7 days a week. Commuters can either purchase tickets at ticket booths located at each destination or purchase tickets on line.

During the first month of operations, our new interstate commuter services generated approximately $35,000 in revenues and incurred approximately $113,000 in expenses. We expect the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized. We estimate that our average monthly revenues from this service during fiscal year 2006 will be $190,000 and our average monthly expenses relating to this service will be $142,000. Management believes that this new interstate commuter service, if ultimately successful, could be a growth area for us. Management plans to closely review the contribution to earnings that this service provides to total earnings. If the contribution to earnings justifies it, then management may expand this service to other cities in the future.

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	YEAR ENDED
	November 30, 2005		November 30, 2004
	Amount	Percentage	Amount	Percentage
Casinos	$5,962,937	90%	$4,661,940	89%

Tours	649,208	10%	555,139	11%

Charter	300	< 1%	4,439	< 1%

Other	500	< 1%	33,149	< 1%

Total	$6,612,945	100%	$5, 254,667	100%

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

Insurance costs in the motorcoach industry have increased significantly over the last few years and it has become increasingly difficult for us to find insurance at commercially reasonable rates. Annual rates of $21,000 per motorcoach are commonplace. During the past few years, insurers have been abandoning the New York market. Our current liability insurance and worker’s compensation insurance premiums increased more than 100% over the past few years. We cannot operate without insurance. In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for worker’s compensation insurance. In 2004, we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in insurance premiums for worker’s compensation insurance. At November 30, 2005 and 2004, we also owed $80,475 and $210,838 for various insurance and worker’s compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Cost of Sales

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. For the years ended November 30, 2005 and 2004, costs of sales approximated 83% and 82%, respectively, of total revenues. We spent approximately $1,080,651 and $593,000 on fuel in fiscal years 2005 and 2004, respectively.

General and administrative expenses include costs associated with our headquarters in New York City, the Brooklyn terminal where we depot our motorcoaches and managerial salaries. In fiscal year 2003 we increased the size of our staff in our corporate headquarters to accommodate growth. Management believes that it currently has sufficient staff to support anticipated revenue levels for fiscal year 2006 and 2007. We anticipate that the increased general and administrative costs will be slightly offset if and when our business grows further and if we are able to effectively realize economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and (ii) capturing savings in expenses such as vehicle insurance and vehicle parts and services.

Operating Results For Fiscal Year 2005 Compared To 2004

The following table summarizes the results of our operations during the fiscal year ended November 30, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the 2004 fiscal year to the 2005 fiscal year.

Line Item	11/30/05	11/30/04	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$6,612,945	$5,254,667	1,358,278	25.85%
Net income (loss)	(678,955)	42,171	(721,126)	(721,126%)
Operating Expenses	5,469,885	4,312,411	1,157,474	26.84%
General and Administrative Expenses	780,126	509,549	270,577	53.1%
Interest Expense	(558,473)	(405,370)	153,103	37.77%
Earnings (Loss) per common share	(.05)	0.00	(.05)	(500%)

Total revenues increased $1,358,278, or 25.85%, to $6,612,945 in fiscal year 2005 as compared to fiscal year 2004. About $1,269,813 of the total increase in revenues was largely due to an increase in revenue from our services to casinos and about $88,465 of the increase in revenues resulted from our other destination services.

Our tour revenues increased from $555,139 in fiscal year 2004 to $649,208 in fiscal year 2005. This represents a $94,069 or 16.95% increase in tour generated revenues from year to year.

Operating expenses increased $1,157,474 or 26.84% to $5,469,885 for 2005 fiscal year as compared to our 2004 fiscal year. The increase in operating expenses was primarily due to increases in the following expenses from fiscal year 2004 to 2005:

•	Increased fuel expenses of $487,263, which contributed 42% to the overall increase
•	Increased payroll of $185,450, which contributed 16% to the overall increase
•	Increased farm-outs of $134,020, which contributed 12% to the overall increase

Fuel expenses increased as a result of increased oil prices and increased utilization of our motorcoaches. Payroll expenses increased as a result of hiring three new management support level people and as a result of an overall increase in amounts payable to drivers and administrative staff. Our farm-out expense, which is an expense incurred when we utilize other motorcoach companies on a contracted basis to serve our clients when we do not have motorcoaches available, increased because of increased overbookings. In addition, insurance expense increased as a result of increased premiums, and toll expenses increased as a result of increased tolls and increased utilization by our coaches of toll roads, bridges and tunnels.

General and administrative expenses in 2005 increased $270,577 or 53.1%, from $509,549 in fiscal year 2004 to $780,126 in fiscal year 2005. This was due mainly to an increase of $212,071 in salaries and related expenses.

Interest expense increased $153,103 in fiscal year 2005 or 37.77%. This is primarily attributable to increasing interest costs associated with leases prior to replacing those leases with lower-rate traditional financing.

Net income decreased $721,126 in fiscal year 2005 from $42,171 in fiscal year 2004 compared to ($678,955), and pre-tax income decreased $1,210,339 from the prior year. This is due primarily to additional depreciation in connection with a change in estimate of the motorcoaches’ useful lives of $376,773, and a loss trade-in of several motorcoaches of $581,098.

Balance Sheet Items

We had total current assets of $488,867 as of November 30, 2005, of which $7,706 was cash. Our total assets as of November 30, 2005 were $6,742,182. We had total current liabilities of $3,717,925 as of November 30, 2005. Our total stockholders' deficit as of November 30, 2005 was ($1,231,994).

Changes in our balance sheet items reflect, among other things, a decrease in insurance proceeds receivable of $117,605. This was due to an insurance claim due the Company at November 30, 2005 that was not present during the current year. The $401,295 increase to fixed assets was due mainly to the Company trading in some of its older motorcoaches under capital lease for some new motorcoaches. This transaction was the primary cause of the $1,950,677 reduction in capital lease obligation, and $3,847,019 increase to motorcoach financing.

Cash Flows

The following table summarizes the statements of cash flows from the financial statements:

	Year Ended November 30,
	2005	2004
Net Cash Provided By (Used In) Operating Activities	$576,575	$931,442
Net Cash (Used) Provided By Investing Activities	(42,907)	278,737
Net Cash Provided By (Used In) Financing Activities	(784,413)	(976,634)
Net Increase (decrease) in Cash and Cash Equivalents	(250,745)	233,545
Cash and Cash Equivalents - Beginning of Period	258,451	24,906
Cash and Cash Equivalents - End of Period	7,706	258,451

For the years ended November 30, 2005 and 2004, our operating activities generated $576,575 and $931,442 in cash, respectively. This decrease in cash flows generated from operations is primarily attributable to us paying down a large portion of our accounts payable during the current year.

For the year ended November 30, 2005,we used $42,907 for investing activities, comparable to$278,737 of cash provided by investing activities during the prior year.. This decrease in cash provided by investing activities is attributable to the sale of our subsidiary during the year ended November 30, 2004.

For the years ended November 30, 2005 and 2004, we used $784,413 and $976,634 of cash, respectively. The change in cash flow used in financing is primarily attributable to us paying down more of our long-term debt in the prior year than in the current year.

Liquidity and Capital Resources

As of November 30, 2005, we had $7,706 in cash and cash equivalents, total current assets of $488,867 and a working capital deficit of ($3,229,058). We provided $576,575 via operating activities for the year ended November 30, 2005.

We acquired 11 new MCI motorcoaches pursuant to a purchase agreement with MCI (Motor Coach Industries) that we entered into on May 24, 2005. Pursuant to the agreement we are required to pay an aggregate purchase price of $4,211,000. We obtained financing for the purchase of these new motorcoaches through Caterpillar Financial Services Corporation. Under the terms of the financing arrangement, we paid an aggregate down payment of $165,000 with the trade-in allowance given for the old motorcoaches, and we financed the remaining $4,046,000.

Under the terms of the financing arrangement, we are required to make a total of 84 monthly payments. The payments are in the approximate amount of $56,416 and we are required to make a final balloon payment. The interest rate is 8.25% per annum.

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

The carrying value of the first three coaches that were traded in during May 2005 was $515,223, and the trade-in amount of such coaches, in the aggregate, was $401,631. The carrying value of the remaining eight coaches that were traded in during June 2005 was $1,632,662, and the trade-in amount (including carrying value of former capital lease obligations) of such coaches, in the aggregate, was $1,165,156. In total, the carrying value of the eleven coaches, in the aggregate, was $2,147,885, and the trade-in amount of such coaches, in the aggregate, was $1,566,787, resulting in the $581,098 loss on trade-in of capitalized leases in the statement of cash flow on page F-6. We accounted for the transactions as capital leases.

Our accounts payable and accrued liabilities at November 30, 2004 included $104,459, representing interest and penalties on delinquent motorcoach lease payments. As of November 30, 2005, the majority of this amount has been repaid.

We anticipate that revenues generated through our operations during the 2006 fiscal year will be sufficient for the next 12 months of our operations even if we do not raise any additional capital through the private placement of our securities, loans from our principal stockholders or otherwise.

In order to improve our liquidity, we are seeking to reduce our expenses. One way that we have sought to reduce our expenses is to acquire a new fleet of motorcoaches. As noted above, in May 2005, we acquired 11 new MCI motorcoaches. The monthly principal and interest charges relating to the financing of these new coaches is approximately the same as the monthly lease payments for the motorcoaches that they replaced. The monthly interest charges (for the 11 new motorcoaches, which we own) and the monthly lease payments (for the 12 older motorcoaches that we lease) equal approximately $113,342. Prior to acquiring these new motorcoaches our monthly lease payments for all 23 motorcoaches that were then leased by us were approximately $103,868. So, now one-half of our fleet consists of new motorcoaches and we are still paying about the same amount to use our motorcoaches that we paid when we had all older motorcoaches. However, our expenses will now be lower because the new motorcoaches will require less maintenance thereby reducing our maintenance expense. We anticipate that we will save approximately $200,000 a year on major repairs.

In addition, in order to further increase our cash flows, we raised the daily rate payable with respect to our special destination services (i.e., casino line runs). During the period from January 2004 through June 2005, we raised our rates from $650 to $750 per motorcoach for one of our major clients. During the period from January 2004 through October 2005, we raised our rates from $600 to $705 per motorcoach for another one of our major clients. Finally, during the period from January 2004 through November 2005, we raised our rates from $520 to $635 per motorcoach for a third major client.

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

We estimate that in order to breakeven (i.e., have sufficient revenues to cover all of our expenses) in a given month we need to generate approximately $550,000 in revenues on average or have revenues of $6,600,000 per year. The primary reasons for our net loss incurred for the year ended November 30, 2005 were the depreciation recorded due to a change in estimate of motorcoach useful lives, and a loss recorded on the trade-in of several of our motorcoaches under capital lease.

Our business is seasonal. During the first and fourth quarters of our fiscal year we will usually break even or suffer a loss. We believe that business is slower in these months mostly because of colder weather and lower tourism during this period. During our second and third quarters, we usually are more profitable. Charter prices increase during this period due to greater demand. For example, average prices during first and fourth quarters of 2004 for example were $650-$675 per motorcoach. This price increased to an average of $705 to $775 during the second and third quarters.

Our biggest overhead costs are motorcoach payments, insurance, and fuel. When we renewed our insurance policy in 2005, we ended up paying about 17% more than we were paying in 2004. Although fuel prices went down beginning in October 2005, fuel prices had increased in the first and second calendar quarters of 2005 compared to previous periods.

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

•
Insurance Coverage - We maintain comprehensive vehicle liability, general liability, workers’ compensation and property insurance to insure our assets and operations, with some claims subject to certain deductibles and no deductibles for other claims. Our management continually evaluates the adequacy of our insurance and whether a reserve for outstanding claims, not covered by our present insurance coverage and when certain insurance deductibles are not met, is warranted.

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

Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-KSB, including our financial statements and related notes.

FINANCIAL RISKS

We only have $488,867 in current assets of which only $7,706 was cash and cash equivalents at November 30, 2005. Our total current liabilities as at such date were $3,717,925. This means we have a working capital deficit of $3,229,058. We also have longterm debt of $4,256,251.

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

In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for worker’s compensation insurance. In 2004 we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in worker’s compensation insurance. At November 30, 2005 and 2004, we also owed $80,475 and $210,838 for various insurance and worker’s compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Motorcoach operators are subject to extensive safety requirements and requirements imposed by environmental laws, workplace safety and anti-discrimination laws, including the Americans with Disabilities Act. Safety, environmental and vehicle accessibility requirements for motorcoach operators have increased in recent years, and this trend could continue. The FHWA and state regulatory agencies have broad power to suspend, amend or revoke our operating authorizations for failure to comply with statutory requirements, including safety and insurance requirements. Many states require motorcoach operators to obtain authority to operate over certain specified intrastate routes, and, in some instances, such authority cannot be obtained if another operator already has obtained authority to operate on that route. As a result, there may be regulatory constraints on the expansion of our operations in these states.

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

Our management team owns, in the aggregate, 64.17% of our outstanding common stock. Mr. Cheng, our Chief Executive Officer, owns 61.4% of the outstanding common stock; Vivian Cheng, Mr. Cheng’s sister, a director and the Secretary of Bestway, owns 1.46% of our outstanding common stock; Kelvin Chan, our Chief Operating Officer, owns 0.73% of our outstanding common stock; and Jovi Chen, our VP of Sales and Marketing, owns 0.58% of our outstanding common stock. Our current management team, acting together has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our management team is in a position to elect all of our directors and to dictate all of our policies. Currently, none of our directors are independent. All of our directors are members of our management team.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 20,000,000 shares of common stock. We have issued 13,700,000 shares of common stock, and currently have 13,680,000 shares outstanding, all of which are available for future sale.

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

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements for the fiscal years ended November 30, 2005 and 2004, and the reports thereon of Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company), are included in this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC, (the PLLC). Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor on January 3, 2006, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending November 30, 2005 and the interim periods for 2006. The decision to change our independent auditor was approved by our Board of Directors.

None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan & Company to such effect is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Cheng concluded that as of November 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of Bestway

The directors and executive officers of Bestway are as follows:

Name	Age	Position
Wilson Cheng	34	President, Treasurer and Chairman of the Board of Directors
Vivian Cheng	37	Executive Vice President and Director
Kelvin Chan	38	Chief Operating Officer, General Manager and Director
Jovi Chen	29	Vice President of Sales and Marketing

Wilson Cheng is Bestway’s founder, Chairman, Chief Executive Officer, President and Treasurer. He has served in such capacities since the inception of Bestway in August 1997. From 1993 to August 1997, Mr. Cheng was the President of Bestway Tour & Travel Inc., a travel agency located in New York City.

Vivian Cheng has served as the Executive Vice President and Secretary of Bestway since its inception in August 1997. From 1993 to date, Ms. Cheng served as the Vice President of Bestway Tour & Travel Inc., a travel agency located in New York City. Prior to that, Ms. Cheng served as Tour Marketing Manager of Chinese American Travel, Inc., from October 1987 through February 1993.

Kelvin Chan became Bestway’s Chief Operating Officer and General Manager in October 1998. Prior to that, Mr. Chan was responsible for development, marketing and management of all development and sales at D&D Trading Inc., from June 1988 to September 1998.

Jovi Chen, has served as Vice President of Sales and Marketing since Bestway’s inception in August 1997. Prior to joining Bestway he served as Tour Manager of Bestway Tour & Travel Inc., from July 1995 to August 1997.

Wilson Cheng, our Chairman, President and Treasurer, and Vivian Cheng, our Executive Vice President and Director, are siblings.

Except for Vivian Cheng, each of the executive officers and directors named above devotes 100% of his or her business time to the affairs of Bestway. Ms. Cheng devotes approximately 50% of her business time to the affairs of Bestway with the remaining 50% of her business time being devoted to the affairs of Bestway Tour & Travel, Inc., a travel agency.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Code of Ethics

On April 12, 2005, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. Currently Mr. Cheng is our only officer subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Cheng serves as a director and since he is a controlling stockholder he is largely responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics. A copy of the code of ethics appears as an exhibit to our registration statement on Form 10-SB, filed with the SEC on December 14, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chairman and Chief Executive Officer, Wilson Cheng. None of our other officers receives aggregate compensation equal to or in excess of $100,000.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
						Securities
				Other		Under-		All
				Annual	Restricted	lying		Other
Name				Comp-	Stock	Options/	LTIP	Compen-
And Principal		Salary	Bonus	ensation	Awards	SARs	Payouts	sation
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Wilson Cheng	2005	$225,000
Chairman and	2004	$105,000
CEO	2003	$306,500

Compensation of Directors

All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings.

Employment Agreements

All of our employees, including our executive officers, are employed at will and, except for our chairman and CEO, we have not entered into an employment agreement with any of our employees.

On June 5, 2005, Mr. Cheng entered into an employment agreement with Bestway. Under the employment agreement, Mr. Cheng receives a base salary of $225,000 with the possibility to receive a bonus of up to 10% of his base salary if Bestway achieves positive net income. He receives reimbursement for one-half of the premiums for his medical insurance, a company car and gas expense for such car, and a life insurance policy at aggregate premiums of $900 per year. The employment agreement is an at-will employment agreement and Mr. Cheng may be terminated at any time without the right to receive any severance.

Stock and Benefit Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers, directors, employees or consultants.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and any person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended November 30, 2005, all such filing requirements applicable to our officers and directors were complied with.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of November 30, 2005, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of Bestway. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Owned
Xu Kexi 14/D De Cheng Building 1436 Chang De Road Hong Kong	1,400,000	10.23%

Wilson Cheng 2 Mott Street New York, New York 10013	8,400,000	61.40%

Vivian Cheng 2 Mott Street New York, New York 10013	200,000	1.46%

Kelvin Chan 2 Mott Street New York, New York 10013	100,000	0.73%

Jovi Chen 2 Mott Street New York, New York 10013	80,000	0.58%

All Directors and Officers as a Group (the last 4 persons named above)	8,780,000	64.18%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During fiscal year 2004, there was a $313,911 receivable due from Bestway Tour and Travel, a travel agency controlled by Wilson Cheng, our president. This liability was assumed by Mr. Cheng during fiscal year 2004. At the time of the assumption by Mr. Cheng of this liability from Bestway Tour and Travel, we owed Mr. Cheng $363,962. The assignment, therefore, reduced the outstanding related party receivable balance to $0 and the amount due to Mr. Cheng to $50,051.

Mr. Cheng has made interest free loans to us during fiscal years 2005 and 2004. These loans aggregated $45,832 and $50,051 as of November 30, 2005 and 2004, respectively. These loans are not evidenced by any written instrument and they are therefore deemed payable upon demand. However, Mr. Cheng has delivered us a written manifestation of his intention not to demand repayment of these amounts for at least the next twelve months.

In June 2005, the Company issued Mr. Cheng an additional 2,000,000 shares in connection with his agreement to personally guaranty the $4,046,000 in debt incurred by the Company to acquire 11 new MCI motorcoaches.

The Company has entered into several notes payable with various related parties. The notes are non-interest bearing with no fixed terms of repayment, and are payable on demand. The purpose of the notes was to cover lease liabilities and other obligations that the Company was unable to meet during the economic downturn after the events of September 11, 2001. There were $208,012 and $291,500 in notes payable - related parties as of November 30, 2005 and 2004, respectively, and $122,600 and $152,900 were paid on notes payable - related parties for the years ended November 30, 2005 and 2004, respectively.

ITEM 13. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 2.1 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

3.2	Certificate of Amendment to Articles of Incorporation [Incorporated by reference to Exhibit 2.2 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

3.3	Bylaws [Incorporated by reference to Exhibit 2.3 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.1
Employment Agreement, dated July 5, 2005, between the Company and Wilson Cheng. [Incorporated by reference to Exhibit 6.1 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.2
Agreement to Purchase, dated May 24, 2005, between the Company and Motor Coach Industries. [Incorporated by reference to Exhibit 6.2 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.3
Security Agreement and Promissory Note, dated May 24, 2005, by the Company in favor of Caterpillar Financial Services Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.4
Agreement, dated February 1, 2004, between the Company and Salvatore Basile, as amended (for Depot). [Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.5
Sublease, dated October 31, 2003, between the Company and Harrison Coach, Int’l. (for Secondary Depot). [Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.6
Agreement of Lease, dated as of February 1, 1997, between the Company and Wing Ming Properties (USA). [Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.7
Master Lease Agreement, dated October 6, 1997, between the Company and CIT Group/Equipment Financing, Inc. (Bus #1818). [Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.8
Commercial Transportation Lease Agreement, dated September 22, 1997, between the Company and Geico Corporation d/b/a GC Capital Fleet Services, and Lease Renewal, dated June 15, 2004, between the Company and General Electric Capital Corporation (Buses #1838 and #1848). [Incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.9
Commercial Transportation Lease Agreement, dated November 13, 1997, between the Company and GC Capital Fleet Services (Bus #1878). [Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.10
Lease Agreement, dated February 21, 1998, between the Company and Debis Financial Services, Inc. (Bus #1888). [Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.11
Commercial Transportation Lease Agreement, dated December 10, 1999, between the Company and Partnership Financial Services, Inc. d/b/a ABC Financial Services (Buses #2198 and #3118). [Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.12
Master Lease Agreement No. 87101, dated June 8, 2001, between the Company and American Equipment Leasing, a division of EAB Leasing Corp. (Bus #3148). [Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.13
Commercial Transportation Lease Agreement, dated June 25, 2001, between the Company and Partnership Financial Services, Inc. d/b/a ABC Financial Services (Bus #3168). [Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.14
Operating Lease Agreement, dated April 18, 2001, between the Company and ABC Bus Leasing, Inc. (Bus #3178). [Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.15
Commercial Transportation Lease Agreement, dated May 8, 2001, between the Company and ABC Bus Leasing, Inc. (Bus #3188). [Incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.16
Master Lease No. 15371, dated June 8, 2001, between the Company and TFC Leasing, Inc. (Bus #3198). [Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.17
Lease, dated January 29, 2004, between the Company and Penn Visual, Inc. [Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.18	Philadelphia Sub-Lease, dated January 20, 2006, between the Company and Apex Bus Company.

14	Code of Ethics [Incorporated by reference to Exhibit 12 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

31	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer
________________________________________

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended November 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $17,000 and $15,000, respectively.

Audit-Related Fees

There were no fees billed in the fiscal years ended November 30, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above.

Tax Fees

The aggregate fees billed in the fiscal years ended November 30, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $4,050, respectively.

All Other Fees

There were no other fees billed in the fiscal years ended November 30, 2005 and 2004 for products or services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

On January 3, 2006, our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended November 30, 2005 and the quarterly reviews for the subsequent fiscal quarters of 2006 through the review for the quarter ended August 31, 2006, at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Wilson Cheng to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

BESTWAY COACH EXPRESS INC

Date: March 15, 2006	By:	/s/ Wilson Cheng
Wilson Cheng
President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wilson Cheng	President, Treasurer and Chairman	March 15, 2006
Wilson Cheng
/s/ Vivian Cheng	Executive Vice President and Director	March 15, 2006
Vivian Cheng
/s/ Kelvin Chan	Chief Operating Officer, General Manager and Director	March 15, 2006
Kelvin Chan
/s/ Jovi Chen	Vice President of Sales and Marketing	March 15, 2006
Jovi Chen

Bestway Coach Express Inc.

FINANCIAL STATEMENTS

November 30, 2005 and 2004

BESTWAY COACH EXPRESS INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bestway Coach Express Inc.
New York, N.Y.

We have audited the accompanying balance sheets of Bestway Coach Express Inc. (the Company) as of November 30, 2005 and 2004 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bestway Coach Express Inc. as of November 30, 2005 and 2004, and the results of its operations, changes in stockholders’ deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
February 8, 2006

BESTWAY COACH EXPRESS INC.

BALANCE SHEETS

	November 30,
	2 0 0 5	2 0 0 4
Assets
Current assets
Cash and cash equivalents	$7,706	$258,451
Trade accounts receivable, net (Note 4)	177,453	246,985
Fuel tax receivable	80,158	102,376
Insurance proceeds receivable	-	117,605
Inventories (Note 5)	122,080	119,046
Prepaid expenses	101,470	99,880
Total current assets	488,867	944,343
Property and equipment (Note 6)
Total property and equipment	8,848,737	8,447,442
Less: accumulated depreciation and amortization	(2,603,380)	(3,409,868)
Property and equipment, net	6,245,357	5,037,574
Other assets
Deposits and other assets	7,958	32,152
Total other assets	7,958	32,152
Total assets	$6,742,182	$6,014,069

Liabilities and Stockholders’ Deficit
Current liabilities
Checks drawn in excess of bank balance	$35,799	$9,095
Current portion of notes payable - banks (Note 13)	73,250	59,785
Current portion - motorcoach financing (Note 13)	697,294	-
Current maturities of capitalized lease obligations (Note 7)	708,238	1,284,282
Notes payable - related parties (Note 8)	208,012	291,500
Payable to banks and credit card companies (Note 12)	294,746	284,774
Accounts payable	236,825	459,721
Payroll taxes payable	312,830	179,534
Accrued expenses	217,081	263,340
Customer deposits	1,850	39,665
Accrued salaries - officers	932,000	863,728
Total current liabilities	3,717,925	3,735,424
Long-term liabilities, less current maturities
Capitalized lease obligations, net of current maturities and refinance costs (Note 7)	704,595	2,079,228
Notes payable - banks (Note 13)	279,662	257,593
Motorcoach financing, net of current maturities and deferred guarantee costs (Note 13)	3,149,725	-
Due to stockholders (Note 8)	45,832	57,495
Deferred income taxes	76,437	535, 368
Total long-term liabilities	4,256,251	2,929,684
Total liabilities	7,974,176	6,665,108
Commitments and contingencies (Note 15)	-	-
Stockholders’ deficit

Common stock, $.001 par value, 20,000,000 shares authorized, 13,700,000 shares issued and 13,680,000 outstanding in 2005, 11,700,000 issued and outstanding in 2004	13,700	11,700
Additional paid-in-capital	625,800	527,800
Retained deficit	(1,869,494)	(1,190,539)
Total paid-in capital and retained deficit	(1,229,994)	(651,039)
Less cost of treasury stock (20,000 and 0 shares, respectively) (Note 20)	(2,000)	-
Total stockholders' deficit	(1,231,994)	(651,039)
Total liabilities and stockholders’ deficit	$6,742,182	$6,014,069

The accompanying notes are an integral part of the financial statements

BESTWAY COACH EXPRESS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended November 30,
	2 0 0 5	2 0 0 4
Revenues	$6,612,945	$5,254,667

Operating expenses	5,469,885	4,312,411
Loss on trade-in of assets under capital lease (Note 13)	581,098	-
Motorcoach depreciation attributable to change in estimate (Notes 6 & 18)	376,773	-

Gross profit	185,189	942,256

General and administrative expenses	780,126	509,549

Income (loss) from operations	(594,937)	432,707

Other income (expense)
Interest income	8,059	8,024
Other income	7,465	16,014
Gain on sale of subsidiary	-	21,078
Interest expense	(558,473)	(405,370)

Total other income (expense)	(542,949)	(360,254)

Income (loss) before provision for taxes	(1,137,886)	72,453

Provision for income tax (expense) benefit	458,931	(30,282)

Net income (loss)	$(678,955)	$42,171

Income (loss) per share - basic and diluted	$(.05)	$.00

Weighted average number of shares used to determine loss per share	12,700,000	11,700,000

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Years Ended November 30, 2005 and 2004

Total					Additional
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	(Deficit)	(Deficit)
Balance at November 30, 2003	11,700,000	$11,700	$527,800	$-	$(1,232,710)	$(693,210)

Net income	–	–	–	–	42,171	42,171

Balance at November 30, 2004	11,700,000	11,700	527,800	–	(1,190,539)	(651,039)

Treasury stock	(20,000)	–	–	(2,000)	–	(2,000)

Issuance of common stock	2,000,000	2,000	98,000	–	–	100,000

Net loss	–	–	–	–	(678,955)	(678,955)

Balance at November 30, 2005	13,680,000	$13,700	$625,800	$(2,000)	$(1,869,494)	$(1,231,994)

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(678,955)	$42,171

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898,240	549,683
Amortization of refinance costs and deferred guarantee	93,378	-
Deferred income tax provision	(458,931)	30,282
Gain on sale of subsidiary	-	(21,078)
Loss on trade in of assets under capital lease	581,098	-

Changes in operating assets and liabilities:
Trade accounts receivable, net	69,532	22,491
Fuel tax receivable	22,218	135,902
Insurance proceeds receivable	117,605	(117,605)
Inventories	(3,034)	(14,403)
Prepaid expenses	6,660	(35,631)
Deposits and other assets	24,194	10,667
Accounts payable	(222,896)	(34,871)
Payroll taxes payable	133,296	179,534
Payable to banks and credit card companies	9,972	-
Accrued expenses	(46,259)	58,077
Customer deposits	(37,815)	32,635
Accrued salaries - officers	68,272	93,588

Net cash provided by operating activities	576,575	931,442

Cash flows from investing activities:
Additional expended for acquisition of subsidiary prior to sale	-	(14,603)
Purchase of property and equipment	(42,907)	(81,660)
Proceeds from sale of subsidiary	-	375,000

Net cash provided by investing activities	(42,907)	278,737

Cash flows from financing activities:
Checks drawn in excess of bank balance	26,704	(5,945)
Proceeds from notes payable - banks	100,000	114,884
Principle payments on note payable - banks	(64,466)	(61,273)
Principle payments on motorcoach financing	(106,123)	-
Proceeds from notes payable - related parties	187,432	-
Payment of notes payable - related parties	(270,920)	(152,900)
Proceeds from due to stockholder	112,409	-
Payment of due to stockholder	(124,072)	(49,761)
Purchase of treasury stock	(2,000)	-
Credit on trade-in of capital leases	113,651	-
Repayment of capitalized lease obligations	(757,028)	(821,639)

Net cash used in financing activities	(784,413)	(976,634)

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF CASH FLOWS (CONT’D)

Net increase (decrease) in cash and cash equivalents	(250,745)	233,545

Cash and cash equivalents - beginning of year	258,451	24,906

Cash and cash equivalents - end of year	$7,706	$258,451

Supplemental Information:

Cash paid for interest	$417,798	$399,310
Cash paid for income taxes	$-	$-

Summary of non-cash investing and financing activities:

During fiscal year 2004, the Company’s President assumed a liability from a related party who owed the Company $313,911. At the time of the assignment, the Company owed its President $363,962. The assignment, therefore, reduced the outstanding related party receivable balance to $0 and the amount due to the Company’s President to $50,051.

During the year ended November 30, 2005, the Company traded 11 motorcoaches with a net book value of $2,147,885 toward the purchase of 11 new motorcoaches. The Company received cancellation of capital lease obligations in the amount of $1,279,886, a trade-in allowance of $165,000, and cash and parts credit of $121,901, resulting in a loss on trade-in of $581,098. The Company used the trade-in allowance and a new loan of $4,046,000 to purchase 11 motorcoaches valued at $4,211,000.

On June 5, 2005, the Company issued 2,000,000 shares of common stock to its President, in exchange for his personal guaranty of the $4,046,000 loan. The shares were valued at $.05 per share at June 5, 2005, resulting in a transaction value of $100,000.

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

1.	BASIS OF CONSOLIDATION, ORGANIZATION AND BUSINESS

Bestway Coach Express Inc. (the “Company”) was incorporated on August 4, 1997, in New York State. The Company provides motorcoach transportation services. The majority of the Company’s revenues is derived from contracts with casinos to provide transportation services between Atlantic City, New Jersey, Connecticut, and New York City. The Company also provides charter services that are arranged by various tour agencies and via direct mail marketing campaigns directed at local schools, churches and civic associations.

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

Of the Company’s fleet of 23 motorcoaches, 12 are financed via long-term capitalized leases for a term of seven years. The Company considers a motorcoach to be a “late model vehicle” during its first seven years of operations. During 2005, the Company purchased 11 new motorcoaches, which are financed via a note payable with a term of seven years.

The accompanying statement of operations for the year ended November 30, 2004 included the accounts of Amco Transport Holdings, Inc. (“AMCO”), a Delaware Corporation, in which the Company owned 73% of the issued and outstanding common shares. On November 23, 2004, the Company sold all of its shares of AMCO (see note 14).

The Company’s current liabilities exceeded its current assets by $3,229,058 and $2,791,081 at November 30, 2005 and 2004, respectively. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2006 will provide enough working capital to fund all operations for 2006. In addition to increasing rates charged to customers, the Company has also launched a new service (see Note 21) that is expected to dramatically increase revenues. The Company does not expect to incur the same non-cash losses in 2006 as it did in 2005, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2006. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

CONTROL BY PRINCIPAL STOCKHOLDERS

The director, executive officers and other related parties own beneficially, and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the director, executive officers and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock and the resolution, merger or sale of all of the Company’s assets.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

Certain accounts were reclassified for the year ended November 30, 2004 to conform to the year ended November 30, 2005, presentation.

ENVIRONMENTAL RESERVES

The Company’s operations are subject to various federal, state and local environmental laws and regulations governing vehicle emissions, above ground fuel tanks and the storage, use and disposal of hazardous materials and hazardous waste in connection with its in-house maintenance operations. These laws include the Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and various state and local laws. The Company maintains a 6,000-gallon above-ground storage tank at its Brooklyn garage depot. The resulting waste from this tank, as well as any from their motor coaches, must be disposed of in accordance with regulatory requirements. In the event of a spill, the Company would be responsible for the cost of the clean up, which could be significant.

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. On November 30, 2005 and 2004, management determined that there were no existing or pending environmental liabilities.

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

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

ADVERTISING COSTS

All costs associated with advertising and promoting the Company are expensed in the year incurred. Advertising expense was not material for the years ended November 30, 2005 and 2004.

3.	CASH DEPOSITS

At November 30, 2005 and 2004, the carrying amount of the Company’s cash deposits were $7,706 and $258,451, respectively, and the bank balances were $3,182 and $306,248, respectively. Of the bank balances, $3,182 and $103,250 were covered by federal depository insurance, respectively.

4.	TRADE RECEIVABLES

Trade receivables are carried at original invoice amount. Trade receivables as of November 30, 2005 and 2004 were $177,453 and $246,985 respectively, and of the total, 85% and 96%, respectively, are from one casino customer. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. At November 30, 2005 and 2004, the reserve for trade receivables was $2,000 and management believes that this reserve was adequate.

5.	INVENTORIES

Inventories as of November 30 are as follows:
	2005	2004
Service parts	$117,355	$114,321
Fuel	4,725	4,725

Total	$122,080	$119,046

Fuel is a significant operating expense, which can fluctuate in price as a result of variations in supply and demand in the economic markets.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

6.	PROPERTY AND EQUIPMENT

Property and equipment as of November 30 are as follows:

	Estimated
	Useful Lives
	(Years)	2 0 0 5	2 0 0 4
Capitalized leased - motorcoaches	7	$8,349,122	$7,965,625
Leasehold improvements	6	311,245	300,982
Machinery and equipment	5-7	184,793	180,835
Furniture and fixtures	7-10	3,577	-
		8,848,737	8,447,442
Less: Accumulated
depreciation and
amortization		2,603,380	3,409,868

Total		$6,245,357	$5,037,574

Depreciation and amortization on property and equipment charged to expense was $898,240 and $549,683 for the years ended November 30, 2005 and 2004, respectively. Accumulated amortization of capitalized leased assets totaled $2,061,369 and $3,018,677 at November 30, 2005 and 2004, respectively. Amortization expense for capitalized leases was $747,421 and $531,042 for the years ended November 30, 2005 and 2004, respectively. Of the 2005 depreciation and amortization expense, $376,773 was due to a change in estimate of the motorcoaches’ useful lives (Note 18). No additional impairment in accordance with SFAS #144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was observed.

7.	CAPITALIZED LEASE OBLIGATIONS

The Company leases 12 of its motorcoaches from various financing companies. The lease terms are generally seven (7) years and contain a purchase option, which management estimates will be substantially less than the fair market value of each motorcoach at the end of the lease term. It is management’s intention to exercise the purchase option at the end of each lease. As a result, the present value of the remaining principal lease payments is recorded as a capitalized lease obligation.

During the year ended November 30, 2004, several of the capitalized lease obligations matured, and the Company exercised the purchase options associated with these leases, which had the effect of extending the leases on these motorcoaches generally over three (3) more years. Costs associated with the purchase options totaled $150,311 and are amortized as interest expense over the new terms of the leases. Unamortized costs at November 30, 2005 of $64,075, net of $86,236 accumulated amortization, are netted with the long-term capital lease obligation on the balance sheet.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

7.	CAPITALIZED LEASE OBLIGATIONS (CONT’D)

	2 0 0 5	2 0 0 4
Total obligations under capital leases consist of notes payable to finance companies, implicit interest rates ranging from 6% to 13% due in various monthly installments, maturing at various dates through May 2008.	$1,476,908	$3,363,510

Less current maturities	(708,238)	(1,284,282)

Long term portion	$768,670	$2,079,228

The majority of the Company’s motorcoach leases require the Company to make ten monthly lease payments, with no payments due for January and February throughout the lease term. Included on the balance sheet under the caption “Accrued liabilities” is an amount that has been accrued for the interest and penalties on the motorcoach lease payments in arrears. At November 30, 2005 and 2004, the amount of principal and interest in arrears totaled $82,062 and $104,459, respectively. In addition, the Company may be liable for penalties and other related charges. At November 30, 2005, the amounts of any additional penalties are not readily determinable by management. There have been no derogatory actions taken by any of the financing companies against the Company for being in arrears, and as of the report date the Company has made current substantially all capitalized leases. Accordingly, management believes it is in substantial compliance with its lease covenants.

Future minimum payments under capital lease obligations mature in 2008 and are as follows:

Years ending November 30,
2006	$822,385
2007	374,529
2008	447,491

Total capitalized lease obligations	1,644,405
Less amounts representing interest	(167,497)

Total present value of minimum lease payments	1,476,908
Less unamortized purchase option costs	(64,075)

Net lease obligation	$1,412,833

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

8.	RELATED PARTY TRANSACTIONS

DUE TO STOCKHOLDERS

Due to stockholders consists of unsecured non-interest bearing demand notes payable. There were $45,832 and $57,495 in due to stockholders as of November 30, 2005 and 2004, respectively. The stockholders’ intention is to not demand for repayment of these notes for the next twelve months.

During fiscal year 2004, the Company’s President assumed a liability from a related party who owed the Company $313,911. At the time of the assignment, the Company owed its President $363,962. The assignment, therefore, reduced the outstanding related party receivable balance to $0 and the amount due to the Company’s President to $50,051. The Company’s president is also a stockholder, so this amount was reflected in the November 30, 2004 ‘Due to stockholders’ balance.

On June 5, 2005, the Company issued 2,000,000 shares of common stock to its President, in exchange for his personal guaranty of $4,046,000 in motorcoach financing (Note 13). The shares were valued at $.05 per share at June 5, 2005, resulting in a transaction value of $100,000.

NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of non-interest bearing notes payable with no fixed terms of repayment, and are payable on demand. The purpose of the notes was to cover lease liabilities and other obligations that the Company was unable to meet during the economic downturn after the events of September 11, 2001. There were $208,012 and $291,500 in notes payable - related parties as of November 30, 2005 and 2004, respectively, and $122,600 and $152,900 were paid on notes payable - related parties for the years ended November 30, 2005 and 2004, respectively.

9.	MAJOR CUSTOMERS

The Company has three casino customers that as of November 30, 2005 and 2004 provided revenues equivalent to 88% and 83%, respectively, of total revenues for the year. The loss of any one or all of these customers in the aggregate could have a material effect on the Company’s operations. The balance of the Company’s customers consists of other casinos, tour agencies, and local community and civic groups that contract for charter services on a first-come first-served basis, usually comprising day trips.

The Company had the following concentrations of business with customers constituting greater than 10% of the Company’s gross revenues during the years ended November 30, 2005 and/or 2004:

	For the Years Ended
	November 30,
	2 0 0 5	2 0 0 4
Customer A	63%	47%
Customer B	16%	21%
Customer C	9%	15%
Total	88%	83%

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

10.	OTHER INCOME

The Company maintains office space in downtown New York City. All businesses in the area in which the Company is located qualified for grants and relief from various federal and state agencies due to the events of September 11, 2001. During the years ended November 30, 2001 through 2003, the Company received a cumulative $140,983 in grants related to this event. Other income received during the years ended November 30, 2005 and 2004 consisted mainly of insurance claim proceeds and fuel tax refunds.

11.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended November 30,
Current:	2005	2004
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(401,565)	$26,496
State	(57,366)	3,786
	(458,931)	30,282

Total	$(458,931)	$30,282

A reconciliation of income tax expense (benefit) to the amount computed using statutory federal rates is as follows:

	Year Ended November 30,
	2005	2004
Tax at statutory rate of 35%	$(398,260)	$25,358
Non-deductible expenses	-	1,301
State income tax (benefit)	(57,366)	3,623
Redetermination of prior year tax liability	(3,305)	-
Total income tax	$(458,931)	$30,282

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities as of November 30 are as follows:

	2005	2004
Deferred tax assets - Tax NOL	$883,968	$1,282,236
Deferred tax liabilities - Depreciation	(960,405)	(1,817,604)
Net deferred tax liability - long-term	$(76,437)	$(535,368)

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

11.	INCOME TAXES (CONT’D)

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities. These temporary differences related primarily to property and equipment due to the difference between book and tax depreciation on the motor coaches.

The Company has federal and state net operating loss carryforwards of approximately $2,210,000 expiring in the years 2018 through 2024. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 40% is approximately $883,968.

Annual fuel tax credits approximating $80,000, which do not enter into the computation of current and deferred taxes, have been netted against the related fuel costs.

12.	SHORT-TERM BORROWINGS

At November 30, 2005 and 2004, the Company had several lines of credit in place with its banks and credit card companies. The total borrowings outstanding at November 30, 2005 and 2004 were $294,746 and $284,774, respectively. The weighted average interest rate for these short-term borrowings as of the fiscal years ended November 30, 2005 and 2004 was approximately 5%.

13.	LONG - TERM BORROWINGS

NOTES PAYABLE - BANKS

At November 30, 2005 and 2004, there were several lines of credit or other credit facilities that were in place with the Company’s banks, other financial institutions, and the Small Business Administration. The total borrowing outstanding on these credit facilities were $352,912 and $317,378, respectively, as follows:

	November 30,
	2005	2004
Note payable - Small Business Administration (SBA). The loan origination date was January 26, 2002. Payments on the loan began in the twenty-fifth month after the loan origination date, and continue for 336 months. The note has an interest rate of 4%, and principal and interest payments of $372 are due monthly. The loan is secured by a loan on the principal residence of the majority shareholder of the Company.	$71,022	$73,574

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

13.	LONG - TERM BORROWINGS AND OTHER CREDIT FACILITIES (CONT’D)

	November 30,
	2005	2004
Note payable - Small Business Administration (SBA). The loan origination date was November 24, 2003. Payments on the loan began in the fifteenth month after the loan origination date, and continue for 60 months. The note has an interest rate of 4%, and principal and interest payments of $1,842 are due monthly. The loan is secured by the Company’s total assets.	65,628	86,243

Note payable - Small Business Administration (SBA). The loan origination date was November 24, 2003. Payments on the loan began in the fifteenth month after the loan origination date, and continue for 60 months. The note has an interest rate of 2%, and principal and interest payments of $2,629 are due monthly. The loan is secured by the Company’s total assets.	99,196	128,444

Note payable - Chase. The loan origination date was October 2001. The repayment terms are interest only for 12 months at 2% below the Chase Prime Rate, then sixty monthly payments of principal and interest at the Chase Prime Rate plus the Rider to the loan agreement. The interest rate calculates to 8.4%, with required fixed principal payments of $835 per month. The loan is secured by a loan on the principal residence of the majority shareholder of the Company.	18,992	29,117

Note payable - Small Business Administration (SBA). The loan origination date was August 18, 2005. Payments on the loan began in the second month after the loan origination date, and continue for 84 months. The note has an interest rate of 6%, and principal and interest payments totaling $1,461 are due monthly. The loan is secured by the Company’s total assets.	98,074	-

Total notes payable	352,912	317,378
Less current portion	(73,250)	(59,785)
Long-term portion	$279,662	$257,593

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

13.	LONG - TERM BORROWINGS AND OTHER CREDIT FACILITIES (CONT’D)

The following are the maturities of long-term debt for each of the next five years:

For the Year Ending
November 30,
2006	$73,250
2007	74,630
2008	67,772
2009	27,670
2010	17,092
Thereafter	92,498

Total	$352,912

MOTORCOACH FINANCING

On June 15, 2005, the Company purchased eleven motorcoaches for $4,211,000 from Motor Coach Industries. The purchase was financed with $165,000 trade-in allowance from eleven older motorcoaches previously traded in and a new loan of $4,046,000. The note has an interest rate of 8.25% per annum, and principal and interest payments of $56,417 are due monthly. Payments on the loan continue for 84 months to a balloon payment due on June 15, 2012. The Company’s President secured the loan with a personal guarantee in exchange for 2,000,000 shares of common stock valued at $100,000 (see Note 19). The guarantee is amortized as interest expense over the life of the loan. The deferred guarantee cost at November 30, 2005 of $92,858, net of $7,142 accumulated amortization, is netted with the long-term motorcoach on the balance sheet.

The following are maturities of the motorcoach financing for each of the next five years:

For the Year Ending
November 30,
2006	$697,294
2007	676,992
2008	676,992
2009	676,992
2010	676,992
Thereafter	534,615

Total maturities	3,939,877
Less deferred guarantee cost	(92,858)

Net financing obligation	$3,847,019

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

14.	ACQUISITIONS AND DISPOSITION OF SUBSIDIARY

On April 23, 2002, the Company acquired 7,000,000 shares of common stock of AMCO from an officer/stockholder (“officer”), who, prior to the acquisition of the shares by the Company, was AMCO’s sole officer and director and its controlling stockholder. The 7,000,000 shares represented approximately 73% of AMCO's issued and outstanding common stock at November 30, 2003.

The Company acquired the shares pursuant to a Stock Purchase Agreement with the officer and the purchase price for the shares was $250,000. In addition, as part of the acquisition, the Company also loaned AMCO $101,500 (plus $35,782 in interest) to pay off the loan balance from the officer and other liabilities. The goodwill recorded totaled $339,319 at November 30, 2003, and represented the fair value of AMCO as a publicly traded company.

On November 23, 2004, the Company sold 6,900,000 shares of AMCO for a purchase price of $375,000. The Company retained 100,000 shares that are of nominal value and so therefore not presented on the balance sheet. Pursuant to the sale, the Company forgave all outstanding receivables owed by AMCO, amounting to $166,239 at November 23, 2004, all of which resulted in the recording of goodwill of $339,319 in prior years and an additional $14,603 in 2004. The transaction resulted in a gain of $21,078 from the sale of the subsidiary for the year ended November 30, 2004.

15.	COMMITMENTS AND CONTINGENCIES

The Company leases its terminal / maintenance facilities and its New York City offices under long term leases with unrelated parties. Combined rent expense for the years ended November 30, 2005 and 2004 were $195,639 and $164,547, respectively. The following represents future minimum rental payments for its noncancelable operating leases for its terminal and maintenance facility and its office facilities:

Years ending November 30,
2006	$146,062
2007	136,513
2008	130,500
2009	19,000

Total	$432,075

16.	REDUCTION OF TRADE DEBT

During the year ended November 30, 2004, the Company entered into a trade debt restructuring that resulted in a reduction of future cash payments due on a trade payable. The outstanding balance was reduced from $100,211 to $59,650. The reduction of $40,561 was recognized as a reduction in operating expenses for the year ended November 30, 2004. Future payments on this debt are all due within the current period, and are included in the balance sheet caption “Accounts payable and accrued liabilities.”

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

17.	LITIGATION

The Company is subject to certain claims and lawsuits arising out of the ordinary course of doing business. The primary risks in the Company’s operations are bodily risks in the Company’s operations, property damage to third parties and workers’ compensation and other various liability claims. No material claims existed at November 30, 2005.

18.	CHANGE IN ESTIMATE

The Company determined that a change in the estimated useful lives and salvage values of certain depreciable assets was appropriate. When these assets, all motorcoaches, were originally acquired, management estimated that they would be held for their full useful life of 15 years, and estimated that the salvage value at the end of this period would be negligible. Management has determined that a more appropriate estimate would be a 7 to 10 year life, with the appropriate salvage value at the end of these periods. The Company anticipates that the revised estimates will result in no or minimal losses on future motorcoach trade-ins. Useful life varies based on applicable motorcoach and financing terms and methods.

In accordance with SFAS 154, “Accounting Changes and Corrections in Error,” the cumulative effect of the change in estimate has not been reflected retroactively, but rather has been recorded in the current period, and will be perpetuated in future periods that will be affected. The change in estimate resulted in an additional $376,773 depreciation expense included in operating expenses during the year ended November 30, 2005. The additional depreciation expense resulted in an increase to basic and diluted loss per share of approximately $.03.

19.	COMMON STOCK

ISSUANCE OF SHARES FOR GUARANTEE

On June 5, 2005, the Company issued to its President an additional 2,000,000 shares in connection with his agreement to personally guarantee the $4,046,000 in debt incurred by the Company to acquire new motorcoaches (Note 13). The board determined, after consultation with its attorneys and others, that a guarantee fee of 2.5% or $100,000 was reasonable. The board then evaluated the financial condition and prospects of Bestway and determined that each share of Bestway common stock has a fair market value of $.05 (see ‘STOCK VALUATION’ below). The board determined that it would be in the Company’s best interests to pay the guarantee fee in stock and, therefore, issued the 2,000,000 shares.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

19.	COMMON STOCK (CONT’D)

STOCK VALUATION

In March 2002, the Company effected a private placement of 5,000,000 shares at a price per share of $0.10, raising an aggregate of $500,000. Upon completion of the offering, there were 14,000,000 shares outstanding, giving the Company a market capitalization of $1,400,000. The $0.10 offering price was determined by the board of directors of the Company based upon the Company’s revenues, total assets, and total stockholder’s equity. The Company’s 2001 audited financials disclosed that the Company had $3,176,596 in revenues, $7,442,631 in total assets and Stockholder’s Equity of $220,618. In determining the Company’s stock price for purposes of the May 2005 issuance of 2 million shares to its President (see above paragraph), the board of directors considered the same factors that it did in March 2002. Based on the Company’s audited financial statements for the fiscal year ended November 30, 2004, the Company had revenues of $5,254,667, but its total assets were only $6,014,069 and the Company had a stockholder’s deficit of $651,039. Therefore, based upon these financial indicators the board determined that the fair market value of the stock should be $0.05 per share giving the Company a market capitalization of $685,000.

20.	TREASURY STOCK

On December 7, 2004, the Company purchased 20,000 shares of its outstanding common stock from one of its stockholders for $2,000. The Company does not intend to cancel the shares, and accordingly has deducted the cost of the treasury stock from retained earnings.

21.	SUBSEQUENT EVENTS

In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. During the first month of operations, the new interstate commuter services generated approximately $35,000 in revenues and incurred approximately $113,000 in expenses. The Company expects the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized. The Company estimates that its average monthly revenues and expenses from this service during fiscal year 2006 will be $190,000 and $142,000, respectively.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation [Incorporated by reference to Exhibit 2.1 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

3.2	Certificate of Amendment to Articles of Incorporation [Incorporated by reference to Exhibit 2.2 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

3.3	Bylaws [Incorporated by reference to Exhibit 2.3 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.1
Employment Agreement, dated July 5, 2005, between the Company and Wilson Cheng. [Incorporated by reference to Exhibit 6.1 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.2
Agreement to Purchase, dated May 24, 2005, between the Company and Motor Coach Industries. [Incorporated by reference to Exhibit 6.2 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.3
Security Agreement and Promissory Note, dated May 24, 2005, by the Company in favor of Caterpillar Financial Services Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.4
Agreement, dated February 1, 2004, between the Company and Salvatore Basile, as amended (for Depot). [Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.5
Sublease, dated October 31, 2003, between the Company and Harrison Coach, Int’l. (for Secondary Depot). [Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.6
Agreement of Lease, dated as of February 1, 1997, between the Company and Wing Ming Properties (USA). [Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.7
Master Lease Agreement, dated October 6, 1997, between the Company and CIT Group/Equipment Financing, Inc. (Bus #1818). [Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

10.8
Commercial Transportation Lease Agreement, dated September 22, 1997, between the Company and Geico Corporation d/b/a GC Capital Fleet Services, and Lease Renewal, dated June 15, 2004, between the Company and General Electric Capital Corporation (Buses #1838 and #1848). [Incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.9
Commercial Transportation Lease Agreement, dated November 13, 1997, between the Company and GC Capital Fleet Services (Bus #1878). [Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.10
Lease Agreement, dated February 21, 1998, between the Company and Debis Financial Services, Inc. (Bus #1888). [Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.11
Commercial Transportation Lease Agreement, dated December 10, 1999, between the Company and Partnership Financial Services, Inc. d/b/a ABC Financial Services (Buses #2198 and #3118). [Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.12
Master Lease Agreement No. 87101, dated June 8, 2001, between the Company and American Equipment Leasing, a division of EAB Leasing Corp. (Bus #3148). [Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.13
Commercial Transportation Lease Agreement, dated June 25, 2001, between the Company and Partnership Financial Services, Inc. d/b/a ABC Financial Services (Bus #3168). [Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.14
Operating Lease Agreement, dated April 18, 2001, between the Company and ABC Bus Leasing, Inc. (Bus #3178). [Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.15
Commercial Transportation Lease Agreement, dated May 8, 2001, between the Company and ABC Bus Leasing, Inc. (Bus #3188). [Incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.16
Master Lease No. 15371, dated June 8, 2001, between the Company and TFC Leasing, Inc. (Bus #3198). [Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004

10.17
Lease, dated January 29, 2004, between the Company and Penn Visual, Inc. [Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.18	Philadelphia Sub-Lease, dated January 20, 2006, between the Company and Apex Bus Company.

14	Code of Ethics [Incorporated by reference to Exhibit 12 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

31	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer
________________________________________