Form 10QSB
period 2006-02-28
BESTWAY COACH EXPRESS INC
filed 2006-04-19
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-51437

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of April 19, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,680,000

Transitional Small Business Disclosure Format (check one): Yes ☐No☒

BESTWAY COACH EXPRESS INC.
BALANCE SHEET
As of February 28, 2006
(UNAUDITED)

Assets

Current assets
Cash and cash equivalents	$2,479
Trade accounts receivable, net	245,593
Fuel tax receivable	76,322
Inventories	123,443
Prepaid expenses	33,660
Total current assets	481,497
Property and equipment
Total property and equipment	8,848,737
Less: accumulated depreciation and amortization	(2,743,709)
Property and equipment, net	6,105,028
Other assets
Deposits and other assets	9,418
Total other assets	9,418

Total assets	$6,595,943

Liabilities and Stockholders’ Deficit
Current liabilities
Checks drawn in excess of bank balance	$90,267
Current portion of notes payable - banks	73,728
Current portion - motorcoach financing	410,189
Current maturities of capitalized lease obligations	745,365
Notes payable - related parties	210,485
Notes payable - banks and credit card companies	377,965
Accounts payable	232,866
Payroll taxes payable	393,840
Accrued expenses	161,733
Customer deposits	1,880
Accrued salaries - officers	966,250
Total current liabilities	3,664,568
Long-term liabilities
Capitalized lease obligations, net of
current maturities & deferred refinance costs	596,374
Notes payable - banks	263,518
Motorcoach financing, net of
current maturities & deferred guarantee costs	3,393,619
Due to stockholder	33,280

Total long-term liabilities	4,286,791

Total liabilities	7,951,359

Stockholders’ deficit
Common stock, $.001 par value, 20,000,000 shares authorized, 13,700,000 shares issued, 13,680,000
shares outstanding	13,700
Additional paid-in-capital	625,800
Retained deficit	(1,992,916)
Total paid-in capital and retained deficit	(1,353,416)
Less: Cost of treasury stock (20,000 shares)	(2,000)
Total stockholders' deficit	(1,355,416)
Total liabilities and stockholders’ deficit	$6,595,943
The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months
	ended February 28,
	2006	2005
Revenues	$1,513,547	$1,307,270

Operating expenses	1,334,330	1,169,540

Gross profit	179,217	137,730

General and administrative expenses	260,333	119,194

Income (loss) from operations	(81,116)	18,536

Other income (expense)
Interest income	28	7,664
Other income	-	392
Interest expense	(121,034)	(114,552)

Total other income (expense)	(121,006)	(106,496)

Loss before provision for taxes	(202,122)	(87,960)

Provision for income tax benefit	78,700	35,184

Net loss	$(123,422)	$(52,776)

Loss per share - basic and diluted	$(.01)	$(.00)

Weighted average number of shares used to
determine loss per share	13,680,000	11,700,000

BESTWAY COACH EXPRESS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended February 28,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(123,422)	$(52,776)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization - fixed assets	140,329	137,665
Amortization of deferred guarantee and refinance costs	8,940	-
Deferred income taxes	(78,700)	(35,184)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(68,140)	(144,281)
Fuel tax receivable	3,836	42,337
Insurance proceeds receivable	-	117,605
Inventories	(1,363)	-
Prepaid expenses	67,810	18,731
Due from related company	-	(4,761)
Deposits and other assets	(1,460)	(4,847)
Accounts payable	(3,959)	(181,011)
Payable to banks and credit card companies	83,219	43,281
Payroll taxes payable	81,010	-
Accrued expenses	(55,348)	-
Customer deposits	30	-
Accrued salaries - officers	34,250	-

Net cash provided by (used in) operating activities	87,032	(63,241)

Cash flows from investing activities:
Purchase of property and equipment	-	(6,213)

Net cash used in investing activities	-	(6,213)

Cash flows from financing activities:
Checks drawn in excess of bank balance	54,468	41,283
Principle payments on note payable - banks	(15,666)	(14,623)
Proceeds from notes payable - related parties	91,959	20,541
Payment of notes payable - related parties	(89,486)	(36,455)
Proceeds received from due to stockholder	6,720	-
Payment of due to stockholder	(17,009)	(22,995)
Principal payments on motorcoach financing	(46,782)	-
Repayment of capitalized lease obligations	(76,463)	(174,773)

Net cash used in financing activities	(92,259)	(187,022)

Net increase (decrease) in cash and cash equivalents	(5,227)	(256,476)
Cash and cash equivalents - beginning of period	7,706	258,451

Cash and cash equivalents - end of period	$2,479	$1,975

Supplemental Information:

Cash paid for interest	$112,157	$114,552
Cash paid for income taxes	$-	$-
The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(UNAUDITED)
GENERAL:

The financial statements of Bestway Coach Express, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

1. CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Bestway Coach Express, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended February 28, 2006, are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2006. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended November 30, 2005, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission.

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

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BUSINESS ACTIVITY (Continued)

The Company’s current liabilities exceeded its current assets by $3,183,071 at February 28, 2006. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2006 will provide enough working capital to fund all operations for 2006. In addition to increasing rates charged to customers, the Company has also launched a new service that is expected to dramatically increase revenues. The Company does not expect to incur the same non-cash losses in 2006 as it did in 2005, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2006. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

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

PROPERTY AND EQUIPMENT

Property and equipment, including capitalized leases, are recorded at cost. Depreciation is recorded over the estimated useful lives of five (5) to ten (10) years. The Company principally uses the straight-line method of depreciation for financial reporting purposes and accelerated methods and useful lives for tax reporting purposes. Maintenance costs are expensed as incurred, and renewals and betterments are capitalized. The Company’s management continually evaluates whether circumstances have occurred that indicate that the remaining estimated useful lives of property and equipment may warrant revision or that the remaining balance may no longer be recoverable. Currently, management believes no impairment losses need to be recorded based on this evaluation.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATION OF CREDIT RISK

The Company provides services within the New York City, New Jersey and Connecticut metropolitan areas. The Company’s accounts receivable consist primarily of receivables from casinos and various tour agencies. Management performs ongoing credit evaluations on customers and provides allowances for bad debts when considered necessary.

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

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

Certain accounts were reclassified for the quarter ended February 28, 2005 to conform to the quarter ended February 28, 2006, presentation.

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

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. On February 28, 2006, management determined that there were no existing or pending environmental liabilities.

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

ADVERTISING COSTS

All costs associated with advertising and promoting the Company are expensed in the year incurred. Advertising expense was not material for the three months ended February 28, 2006 and 2005.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

3.	TRADE RECEIVABLES

Trade receivables are carried at original invoice amount. Trade receivables as of February 28, 2006 were $245,593, of which $194,580 (79%) was from one casino customer. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. At February 28, 2006 the reserve for trade receivables was $2,000 and management believes that this reserve was adequate.

4.	NOTES PAYABLE

On June 15, 2005, the Company purchased eleven motorcoaches for $4,211,000 from Motor Coach Industries. The purchase was financed with $165,000 trade-in allowance from eleven older motorcoaches previously traded in and a new loan of $4,046,000. The note has an interest rate of 8.25% per annum, and principal and interest payments of $56,417 are due monthly. Payments on the loan continue for 84 months to a 20% balloon payment due on June 15, 2012. The loan is secured by a personal guarantee by the CEO of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

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

In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. During the first month of operations, the new interstate commuter services generated approximately $35,000 in revenues and incurred approximately $113,000 in expenses. The Company expects the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized. The Company estimates that its average monthly revenues and expenses from this service during fiscal year 2006 will be $190,000 and $142,000, respectively

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	THREE MONTHS ENDED
	February 28, 2006		February 28, 2005
	Amount	Percentage	Amount	Percentage

Casinos	$1,400,456	93%	$1,249,125	96%

Tours	113,091	7%	57,645	4%

Other	-	0%	500	<1%

Total	$1,513,547	100%	$1,307,270	100%

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

Insurance costs in the motorcoach industry have increased significantly over the last few years and it has become increasingly difficult for us to find insurance at commercially reasonable rates. Annual rates of $21,000 per motorcoach are commonplace. During the past few years, insurers have been abandoning the New York market. Our current liability insurance and worker’s compensation insurance premiums increased more than 100% over the past few years. We cannot operate without insurance. In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for worker’s compensation insurance. In 2004 we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in worker’s compensation insurance. At February 28, 2006 we also owed $50,430 for various insurance and worker’s compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005 and 2006, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Cost of Sales

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. For the quarters ended February 28, 2006 and 2005, cost of sales approximated 88% and 89%, respectively. We spent approximately $296,720 and $183,973 on fuel in the periods ending February 28, 2006 and 2005, respectively.

General and administrative expenses include costs associated with our headquarters in New York City, the Brooklyn terminal where we depot our motorcoaches, and managerial salaries. In fiscal year 2003 we increased the size of our staff in our corporate headquarters to accommodate growth. Management believes that it currently has sufficient staff to support anticipated revenue levels for fiscal year 2005 and 2006. We anticipate that the increased general and administrative costs will be slightly offset if and when our business grows further and if we are able to effectively realize economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and (ii) capturing savings in expenses such as vehicle insurance and vehicle parts and services.

Operating Results For Fiscal Quarter Ended February 28, 2006 Compared To February 28, 2005 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarter ended February 28, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the first fiscal quarter of 2006 compared to the first fiscal quarter of 2005.

Line Item	2/28/06	02/28/05	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,513,547	1,307,270	206,277	16%
Net income (loss)	(123,422)	(52,776)	(70,646)	134%
Operating Expenses	1,334,330	1,169,540	164,790	14%
General and Administrative Expense	260,333	119,194	141,139	118%
Interest Expense	121,034	114,552	6,482	6%
Earnings (Loss) per common share	(.01)	(.00)	(.01)	N/A

Total revenues during the first fiscal quarter of 2006 increased $206,277 or 16%, to $1,513,547 as compared to the first fiscal quarter of 2005. The increase in revenues was primarily due to an increase in rates that we charge to the casinos that we service, and an increase in the number of casino runs. In addition, we launched a new interstate commuter service from Penn Station to Philadelphia in February 2006.

Operating expenses increased $164,790, or 14%, to $1,334,330 for the first fiscal quarter of 2006 as compared to the same quarter in 2005. The increase is primarily due to increases in the following expenses from the first fiscal quarter of 2006 compared to 2005:

•	increased fuel expenses of $112,747, which contributed approximately 68% to the overall increase; and,
•	increased driver, mechanic, and garage manager payroll expenses of $53,039, which contributed approximately 32% to the overall increase.

General and administrative expenses in the first fiscal quarter of 2006 increased by $141,139, or 118%, from $119,194 in the first fiscal quarter of 2005 compared to $260,333 in the first fiscal quarter of 2006. The increase is primarily due to increases in the following expenses from the first fiscal quarter of 2006 compared to 2005:

•	increased salaries to support new services and increased revenues of $51,100, which contributed approximately 36% to the overall increase; and
•	increased legal, accounting, and consulting fees due to the our registration with the SEC of $48,718, which contributed approximately 35% to the overall increase.

Interest expense in the first quarter of 2006 was $121,034 and interest expense in the same quarter of 2005 was $114,552. Interest expense increased $6,482 in the first fiscal quarter of 2006 or 6% compared to the same quarter of last year mainly due to a new loan in August 2005, and the amortization of a deferred guarantee cost incurred with the motorcoach purchase in June 2005.

Liquidity and Capital Resources

As of February 28, 2006, we had $2,479 in cash and cash equivalents, total current assets of $481,497 and a working capital deficit of $3,183,071. We provided $87,032 via operating activities for the year ended November 30, 2005.

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

The financing provided by Caterpillar Financial Services Corporation is secured by a first priority lien on the motorcoaches and is personally guaranteed by Wilson Cheng, our Chairman, Chief Executive Officer and controlling stockholder. In consideration for personally guarantee-ing the financing for the acquisition of the motorcoaches, on June 5, 2005, we issued to Mr. Cheng 2,000,000 shares of our Common Stock.

We anticipate that revenues generated through our operations during the 2005 fiscal year will be sufficient for the next 12 months of our operations even if we do not raise any additional capital through the private placement of our securities, loans from our principal stockholders or otherwise.

In order to improve our liquidity, we are seeking to reduce our expenses. One way that we have sought to reduce our expenses is to acquire a new fleet of motorcoaches. As noted above, in May 2005, we acquired 11 new MCI motorcoaches. The monthly principal and interest charges relating to the financing of these new coaches are approximately the same as the monthly lease payments for the motorcoaches that they replaced. The monthly interest charges (for the 11 new motorcoaches, which we own) and the monthly lease payments (for the 12 older motorcoaches that we lease) equal approximately $113,342. Prior to acquiring these new motorcoaches our monthly lease payments for all 23 motorcoaches that were then leased by us were approximately $103,868. So, now one-half of our fleet consists of new motorcoaches and we are still paying about the same amount to use our motorcoaches that we paid when we had all older motorcoaches. However, our expenses will now be lower because the new motorcoaches will require less maintenance thereby reducing our maintenance expense. We anticipate that we will save approximately $200,000 a year on major repairs.

We also anticipate that our annual interest expense related to motorcoach financing will be reduced because the interest rate for the financing of the new motorcoaches is lower than the rate that we had paid under the lease arrangement relating to the motorcoaches that were replaced.

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

In October 2005, we refinanced $100,000 of credit card debt. We were paying interest at rates ranging from 11.5% to 29.5% on the credit card debt and we are now paying interest at a fixed rate of 6%. We anticipate that this reduced interest expense will save us about $10,000 a year.

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

Cash Flow Analysis

Fiscal Quarter ended February 28, 2006 Compared to February 28, 2005 (Unaudited)

The following table summarizes the statements of cash flows from the financial statements:

	Quarter Ended February 28,
	2006	2005
Net Cash Provided By (Used In) Operating Activities	87,032	(63,241)
Net Cash (Used) Provided By Investing Activities	-	(6,213)
Net Cash Provided By (Used In) Financing Activities	(92,259)	(187,022)
Net Increase (decrease) in Cash and Cash Equivalents	(5,227)	(256,476)
Cash and Cash Equivalents - Beginning of Period	7,706	258,451
Cash and Cash Equivalents - End of Period	2,479	1,975

For the quarters ended February 28, 2006 and 2005, our operating activities generated (used) $87,032 and ($63,241) in cash, respectively. This change in cash flow used in operations is primarily attributable to an increase in credit card debt and decreases in payments made on accounts payable and accrued liabilities.

For the quarters ended February 28, 2006 and 2005, our investing activities provided (used) $0 - and ($6,213) in cash, respectively. This decrease in cash used in investing activities is attributable to the purchase of property and equipment in the first quarter of 2005 and no purchases of these items in the first quarter of 2006.

For the quarters ended February 28, 2006 and 2005, our financing activities used ($92,259) and ($187,022) of cash, respectively. The decrease in cash flow used in financing is primarily attributable to lower required payments on the refinanced motorcoaches.

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

Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

FINANCIAL RISKS

We only have $481,497 in current assets of which only $2,479 was cash and cash equivalents at February 28, 2006. Our total current liabilities as at such date were $3,664,568. This means we have a working capital deficit of $3,183,307. We also have long-term debt of $4,286,791.

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

In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for worker’s compensation insurance. In 2004 we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in worker’s compensation insurance. At February 28, 2006, we also owed $50,430 for various insurance and worker’s compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005 and 2006, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Cheng concluded that as of February 28, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

In June 2005 we issued Wilson Cheng, our Chairman and CEO, 2,000,000 shares of our common stock in exchange for his personal guarantee of $4,046,000 in financing that we received from Caterpillar Financial Services Corporation that we utilized to acquire 11 new MCI motorcoaches.

The board of directors met in order to discuss a fair consideration to provide Mr. Cheng in connection with his agreement to personally guarantee the approximately $4,000,000 in debt incurred by Bestway so that Bestway could acquire the new MCI motorcoaches and determined that a guarantee fee of 2.5% or $100,000 was reasonable. The board then evaluated the financial condition and prospects of Bestway and determined that each share of Bestway common stock has a fair market value of $0.05. Since Bestway has very limited cash on hand, the Board determined that it would be in the company’s best interests to pay the guarantee fee in stock and, therefore, issued Mr. Cheng 2,000,000 shares. Other than the foregoing analysis performed by the Board, no valuation report or outside appraiser or consultant was used to determine the fair market value of our common stock at the date that the shares were issued to the CEO.

Bestway relied on the exemption provided by Section 4(2) of the Securities Act in issuing the shares to Mr. Cheng without registration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending February 28, 2006.

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

DATED:  April 19, 2006

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