Form 10QSB
period 2006-05-31
BESTWAY COACH EXPRESS INC
filed 2006-07-24
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-51437

BESTWAY COACH EXPRESS INC.
(Exact name of small business issuer as specified in its charter)

NEW YORK	13-3961159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of July 19, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,680,000

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

BESTWAY COACH EXPRESS INC.
BALANCE SHEET
As of May 31, 2006 (UNAUDITED) Assets
Current assets
Cash and cash equivalents	$3,090
Trade accounts receivable, net	157,688
Fuel tax receivable	101,824
Inventories	125,901
Prepaid expenses	88,052
Total current assets	476,555
Property and equipment
Total property and equipment	8,855,098
Less: accumulated depreciation and amortization	(2,875,041)
Property and equipment, net	5,980,057
Other assets
Deferred income taxes	122,263
Deposits and other assets	9,418
Total other assets	131,681

Total assets	$6,588,293

Liabilities and Stockholders’ Deficit
Current liabilities
Checks drawn in excess of bank balance	$141,975
Current portion of notes payable - banks	74,279
Current portion - motorcoach financing	409,849
Current maturities of capital lease obligations	764,235
Notes payable - related parties	243,844
Notes payable - banks and credit card companies	485,352
Accounts payable	221,072
Payroll taxes payable	507,516
Accrued expenses	183,626
Customer deposits	27,860
Accrued salaries - officers	1,000,500
Total current liabilities	4,060,108
Long-term liabilities
Capital lease obligations, net of
current maturities & deferred refinance costs	494,711
Notes payable - banks, less current portion	244,661
Motorcoach financing, net of
current maturities & deferred guarantee costs	3,297,338
Due to stockholder	30,470
Total long-term liabilities	4,067,180

Total liabilities	8,127,288

Stockholders’ deficit
Common stock, $.001 par value, 20,000,000 shares authorized, 13,700,000 shares issued, 13,680,000 shares outstanding	13,700
Additional paid-in-capital	625,800
Retained deficit	(2,176,495)
Total paid-in capital and retained deficit	(1,536,995)
Less: Cost of treasury stock (20,000 shares)	(2,000)
Total stockholders' deficit	(1,538,995)
Total liabilities and stockholders’ deficit	$6,588,293

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2006	2005	2006	2005

Revenues	$1,613,220	$1,645,474	$3,126,767	$2,952,744

Operating expenses	1,514,943	1,430,961	2,849,273	2,600,501

Gross profit	98,277	214,513	277,494	352,243

General and administrative expenses	255,860	187,483	516,193	306,677

Income (loss) from operations	(157,583)	27,030	(238,699)	45,566

Other income (expense)
Interest income	-	-	28	7,664
Other income	10,320	-	10,320	392
Interest expense	(156,316)	(108,521)	(277,350)	(223,073)
Loss on trade-in of assets under capital lease	-	(113,592)	-	(113,592)

Total other income (expense)	(145,996)	(222,113)	(267,002)	(328,609)

Loss before provision for taxes	(303,579)	(195,083)	(505,701)	(283,043)

Provision for income tax benefit	120,000	78,033	198,700	113,217

Net loss	$(183,579)	$(117,050)	$(307,001)	$(169,826)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares used to determine loss per share	13,680,000	11,680,000	13,680,000	11,680,000

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months ended May 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(307,001)		$(169,826)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization - fixed assets	271,661		276,163
Amortization of deferred guarantee and refinance costs	17,878		-
Deferred income taxes	(198,700)		(113,217)
Loss on trade-in of capitalized leases	-		113,592
Changes in operating assets and liabilities:
Trade accounts receivable, net	19,765		(27,702)
Fuel tax receivable	(21,666)		26,281
Insurance proceeds receivable	-		111,905
Inventories	(3,821)		34,405
Prepaid expenses	13,418		4,462
Deposits and other assets	(1,460)		(7,847)
Accounts payable	(15,753)		(174,093)
Payable to banks and credit card companies	190,606		112,113
Payroll taxes payable	194,686		89,382
Accrued expenses	(33,455)		(79,477)
Customer deposits	26,010		2,150
Accrued salaries - officers	68,500		(28,728)
Net cash provided by (used in) operating activities	220,668		169,563

Cash flows from investing activities:
Purchase of property and equipment	(6,361)		(38,122)
Net cash used in investing activities	(6,361)		(38,122)

Cash flows from financing activities:
Checks drawn in excess of bank balance	106,176		9,983
Principle payments on note payable - banks	(33,972)		(29,792)
Proceeds from notes payable - related parties	85,618		99,695
Payment of notes payable - related parties	(49,786)		(36,200)
Proceeds received from due to stockholder	34,800		-
Payment of due to stockholder	(50,162)		(3,868)
Principal payments on motorcoach financing	(146,974)		-
Purchase of treasury stock	-		(2,000)
Repayment of capitalized lease obligations	(164,623)		(367,361)
Net cash used in financing activities	(218,923)		(329,543)
Net increase (decrease) in cash and cash equivalents	(4,616)		(198,102)
Cash and cash equivalents - beginning of period	7,706		258,451

Cash and cash equivalents - end of period	$3,090		$60,349

Supplemental Information:

Cash paid for interest	$112,157	$
Cash paid for income taxes	$-		$-

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED May 31, 2006 AND 2005
(UNAUDITED)
GENERAL:

The financial statements of Bestway Coach Express, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

1.     CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Bestway Coach Express, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended May 31, 2006, are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2006. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended November 30, 2005, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission.

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

Of the Company’s fleet of 23 motorcoaches, 12 are financed via long-term capital leases for a term of seven years. The Company considers a motorcoach to be a “late model vehicle” during its first seven years of operations. During 2005, the Company purchased 11 new motorcoaches, which are financed via a note payable with a term of seven years.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED May 31, 2006 AND 2005
(UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BUSINESS ACTIVITY (Continued)

The Company’s current liabilities exceeded its current assets by $3,583,553 at May 31, 2006. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2006 will provide enough working capital to fund all operations for 2006. In addition to increasing rates charged to customers, the Company has also launched a new service that is expected to dramatically increase revenues. The Company does not expect to incur the same non-cash losses in 2006 as it did in 2005, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2006. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. During the quarter ended May 31, 2006, the new interstate commuter services generated approximately $180,000 in revenues and incurred approximately $280,000 in expenses. The Company expects the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized. The Company estimates that its average monthly revenues and expenses from this service during fiscal year 2006 will be $190,000 and $142,000, respectively.

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
SIX MONTHS ENDED May 31, 2006 AND 2005
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
SIX MONTHS ENDED May 31, 2006 AND 2005
(UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

Certain accounts were reclassified for the six months ended May 31, 2005 to conform to the six months ended May 31, 2006, presentation.

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

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. As of May 31, 2006, management determined that there were no existing or pending environmental liabilities.

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

ADVERTISING COSTS

All costs associated with advertising and promoting the Company are expensed in the quarter incurred. Advertising expense was approximately $38,000 and $950 for the six months ended May 31, 2006 and 2005, respectively, and have been included in general and administrative expenses on the statements of operations

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED May 31, 2006 AND 2005
(UNAUDITED)

3.	TRADE RECEIVABLES

Trade receivables are carried at original invoice amount. Trade receivables as of May 31, 2006 were $157,688 (net of allowance), of which $125,010 (79%) was from one casino customer. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. At May 31, 2006 the reserve for trade receivables was $2,000 and management believes that this reserve was adequate.

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

In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. During the quarter ended May 31, 2006, the new interstate commuter services generated approximately $180,000 in revenues and incurred approximately $280,000 in expenses. The Company expects the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized. The Company estimates that its average monthly revenues and expenses from this service during fiscal year 2006 will be $190,000 and $142,000, respectively.

As of June 28, 2006, our common stock has been quoted under the symbol “BWCX.OB” on the NASD over-the-counter electronic bulletin board maintained by the National Association of Securities Dealers, Inc. So far the common stock has experienced almost no trading.

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	SIX MONTHS ENDED
	May 31, 2006		May 31, 2005
	Amount	Percentage	Amount	Percentage

Casinos	$2,805,387	90%	$2,811,915	95%

Tours	139,129	4%	140,029	5%

Other	182,251	6%	800	<1%

Total	$3,126,767	100%	$2,952,744	100%

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

Insurance costs in the motorcoach industry have increased significantly over the last few years and it has become increasingly difficult for us to find insurance at commercially reasonable rates. Annual rates of $21,000 per motorcoach are commonplace. During the past few years, insurers have been abandoning the New York market. Our current liability insurance and workers’ compensation insurance premiums increased more than 100% over the past few years. We cannot operate without insurance. In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for workers’ compensation insurance. In 2004 we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in worker’s compensation insurance. At May 31, 2006 we also owed $44,614 for various insurance and worker’s compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005 and 2006, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Cost of Sales (Operating Expenses)

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. For the quarters ended May 31, 2006 and 2005, cost of sales approximated 94% and 87% of revenues, respectively. We spent approximately $329,160 and $250,942 on fuel in the quarters ending May 31, 2006 and 2005, respectively.

General and administrative expenses include costs associated with our headquarters in New York City, the Brooklyn terminal where we depot our motorcoaches, and our managerial salaries. In fiscal year 2003 we increased the size of our staff in our corporate headquarters to accommodate growth. Management believes that it currently has sufficient staff to support anticipated revenue levels for fiscal year 2005 and 2006. We anticipate that the increased general and administrative costs will be slightly offset if and when our business grows further and if we are able to effectively realize economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and (ii) capturing savings in expenses such as vehicle insurance and vehicle parts and services.

Operating Results For Fiscal Quarter Ended May 31, 2006 Compared To May 31, 2005 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarter ended May 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) for the second fiscal quarter of 2006 compared to the second fiscal quarter of 2005.

Line Item	5/31/06	5/31/05	increase (decrease)	Percentage increase (decrease)

Revenues	1,613,220	1,645,474	(32,254)	(1.9%)
Net income (loss)	(183,579)	(117,050)	66,529	56.8%
Operating Expenses	1,514,943	1,430,961	83,982	5.8%
General and Administrative Expense	255,860	187,483	68,377	36.5%
Interest Expense	(156,316)	(108,521)	47,795	44%
Earnings (Loss) per common share	(0.01)	(0.01)	0	N/A

Total revenues during the second fiscal quarter of 2006 decreased $32,254 or 1.9%, to $1,613,220 as compared to the second fiscal quarter of 2005. The decrease in revenues was primarily due to redirecting four of our motorcoaches from our line runs and chartered routes (which were operating at full or nearly-full capacity) to launch the new Philadelphia motorcoach route that commenced in February 2006. We anticipate a steady increase in revenues as the Philadelphia motorcoaches reach their full operating capacities.

Operating expenses experienced a net increase of $83,982, or 5.8%, to $1,514,943 for the second fiscal quarter of 2006 as compared to the same quarter in 2005. The increase is primarily due to increases in the following expenses from the second fiscal quarter of 2006 compared to 2005:

•	Fuel expense increased by $78,271, due to a rise in the cost of fuel;
•	Bus insurance increased by $53,385, due to a rise in insurance costs;
•	Ticket sellers’ payroll increased by $32,034, due to our new Philadelphia run, which requires the utilization of additional ticket sellers; and
•	Parts and supplies decreased by $77,692, due to the acquisition of new motorcoaches in May 2005. These motorcoaches required much less repairs and maintenance.

General and administrative expenses in the second fiscal quarter of 2006 increased by $68,377, or 36.5%, from $187,483 in the second fiscal quarter of 2005 compared to $255,860 in the second fiscal quarter of 2006. The increase is primarily due to increases in the following expenses from the second fiscal quarter of 2006 compared to 2005:

•	Commissions increased by $20,937, due to the Company’s implementation of a commissions program to stimulate ticket sales for the new Philadelphia route.
•	Advertising expense increased by $15,663, due to promotion of our new Philadelphia run;
•	Bank charges and credit card fees increased by $14,421, due to credit card fees borne by the Company for Philadelphia route tickets purchased with credit cards by customers.

Interest expense in the second quarter of 2006 was $156,316 and interest expense in the same quarter of 2005 was $108,521. Interest expense increased $47,795 in the second fiscal quarter of 2006 or 44% compared to the same quarter of last year mainly due to the amortization of a deferred guarantee cost incurred with the motorcoach purchase in June 2005, an increase in interest expense on credit card debt (attributable to an increase in overall credit card balances), and interest expense incurred on a new SBA loan entered into in August 2005.

Liquidity and Capital Resources

As of May 31, 2006, we had $3,090 in cash and cash equivalents, total current assets of $476,555 and a working capital deficit of $3,583,553. We generated $220,668 and $169,563 in cash flows from operating activities for the six months ended May 31, 2006 and 2005, respectively.

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

We anticipate that revenues generated through our operations during the 2005 and 2006 fiscal years will be sufficient for the next 12 months of our operations even if we do not raise any additional capital through the private placement of our securities, loans from our principal stockholders or otherwise.

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

We estimate that in order to breakeven (i.e., have sufficient revenues to cover all of our expenses) in a given month we need to generate approximately $550,000 in revenues on average or have revenues of approximately $8,000,000 per year.

Our business is seasonal. During the first and fourth quarters of our fiscal year we will usually break even or suffer a loss. We believe that business is slower in these months mostly because of colder weather and lower tourism during this period. During our second and third quarters, we usually are more profitable. Charter prices increase during this period due to greater demand.

Cash Flow Analysis

Six months ended May 31, 2006 compared to May 31, 2005 (Unaudited)

The following table summarizes the statements of cash flows from the financial statements:
	Six Months Ended May 31,
	2006	2005
Net Cash Provided By (Used In) Operating Activities	220,668	169,563
Net Cash (Used) Provided By Investing Activities	(6,361)	(38,122)
Net Cash Provided By (Used In) Financing Activities	(218,923)	(329,543)
Net increase (decrease) in Cash and Cash Equivalents	(4,616)	(198,102)
Cash and Cash Equivalents - Beginning of Period	7,706	258,451
Cash and Cash Equivalents - End of Period	3,090	60,349

For the six months ended May 31, 2006 and 2005, our operating activities generated $220,668 and $169,563 in cash, respectively. This increase in cash flows from operations is primarily attributable to an increase in credit card debt. Fuel and tolls are an integral part of our operations and are typically paid for with credit cards due to convenience. Accordingly, the increase in fuel and toll costs during the six months ended May 31, 2006 have resulted in an increased credit card liability, which is considered an increase in cash flows from operations.

For the six months ended May 31, 2006 and 2005, we used $6,361 and $38,122, respectively, in investing activities. This decrease in cash used in investing activities is attributable to a decrease in the amount of fixed assets purchased during the six months ended May 31, 2006.

For the six months ended May 31, 2006 and 2005, we used $218,923 and $329,543, respectively, in financing activities. The decrease in cash flow used in financing is primarily attributable to lower required principal payments on the refinanced motorcoaches.

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

FINANCIAL RISKS

We have $476,555 in current assets of which only $3,090 was cash and cash equivalents at May 31, 2006. Our total current liabilities at May 31, 2006 were $4,060,108, resulting in a working capital deficit of $3,583,553. We also have long-term debt of $4,067,180.

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

In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for workers’ compensation insurance. In 2004 we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in workers’ compensation insurance. At May 31, 2006, we also owed $44,614 for various insurance and workers’ compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005 and 2006, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

There currently is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as “penny stocks” under the Exchange Act and SEC rules thereunder.

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

Our stock is a penny stock and there are significant risks related to buying and owning penny stocks.

Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-NASDAQ listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

The Securities and Exchange Commission regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be severely adversely affected by these rules on penny stocks.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Cheng concluded that as of May 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending May 31, 2006.

ITEM 5. OTHER INFORMATION

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

DATED:  July 24, 2006

BESTWAY COACH EXPRESS INC.

By: /s/ Wilson Cheng ------------------------------------- Name: Wilson Cheng Title: Chief Executive Officer, Chairman of the Board of Directors and Treasurer

EXHIBIT INDEX

Exhibit Number Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.