Form 10QSB/A
period 2006-05-31
BESTWAY COACH EXPRESS INC
filed 2006-07-26
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB/A
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

Bestway Coach Express, Inc. (the “Company”) was incorporated on August 4, 1997, in New York State. The Company provides motorcoach transportation services. The majority of the Company’s revenues is derived from casinos to which the Company provides transportation services between Atlantic City, New Jersey, Connecticut, and New York City. The Company also provides charter services that are arranged by various tour agencies and via direct mail marketing campaigns directed at local schools, churches and civic associations.

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
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED May 31, 2006 AND 2005
(UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BUSINESS ACTIVITY (Continued)

The Company’s current liabilities exceeded its current assets by $3,583,553 at May 31, 2006. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2006 will provide enough working capital to fund all operations for 2006. In addition to increasing rates charged to customers, the Company has also launched a new service that is expected to increase revenues. The Company does not expect to incur the same non-cash losses in 2006 as it did in 2005, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2006. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

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

Overview

We were incorporated in New York on August 4, 1997. Our primary activity is to provide motorcoach services on both a contracted and per seat basis. Most of our revenues are derived through the provision of specialized destination route service, which is comprised of daily scheduled service to and from casinos in Connecticut and Atlantic City, and specified locations in Manhattan, Queens and Brooklyn, New York. Tickets are sold through independent agents retained by the casinos and at specified locations. Customers are taken on an "open-door" basis or by reservation. From Monday through Thursday of each week, we have 17 roundtrip schedules to and from the Mohegan Sun Casino & Resort in Connecticut and destinations around New York City. On Friday through Sunday, we increase the number of our roundtrip schedules to the Mohegan Sun to 19. We provide 5 roundtrip schedules from Monday through Thursday from New York City to the following Atlantic City Casinos: Tropicana, Taj Majal, Claridge and Trump Marina. We increase the number of roundtrip schedules to these Atlantic City, New Jersey casinos to 7 Friday through Sunday.

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

In February 2006, we launched a new interstate commuter service. We now provide scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. During the quarter ended May 31, 2006, the new interstate commuter services generated approximately $180,000 in revenues and incurred approximately $280,000 in expenses. We expect the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized. We estimate that our average monthly revenues and expenses from this service during fiscal year 2006 will be $190,000 and $142,000, respectively.

As of June 28, 2006, our common stock has been quoted under the symbol “BWCX.OB” on the NASD over-the-counter electronic bulletin board maintained by the National Association of Securities Dealers, Inc. So far the common stock has not experienced any trading.

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

Total revenues during the second fiscal quarter of 2006 decreased $32,254 or 1.9%, to $1,613,220 as compared to the second fiscal quarter of 2005. The decrease in revenues was primarily due to redirecting four of our motorcoaches from our line runs and chartered routes (which were operating at full or nearly-full capacity) to launch the new Philadelphia interstate commuter route that commenced in February 2006. We anticipate an increase in revenues as the Philadelphia motorcoaches reach their full operating capacities.

Operating expenses experienced a net increase of $83,982, or 5.8%, to $1,514,943 for the second fiscal quarter of 2006 as compared to the same quarter in 2005. The increase is primarily due to increases in the following expenses from the second fiscal quarter of 2006 compared to 2005:

•	Fuel expense increased by $78,217, due to a rise in the cost of fuel;
•	Bus insurance increased by $53,385, due to a rise in insurance costs;
•	Ticket sellers’ payroll increased by $32,034, due to our new Philadelphia run, which requires the utilization of additional ticket sellers; and
•	Parts and supplies decreased by $77,692, due to the acquisition of new motorcoaches in May 2005. These motorcoaches required much less repairs and maintenance.
•	Commissions increased by $20,937, due to the Company’s implementation of a commissions program to stimulate ticket sales for the new Philadelphia route.
•	Workers’ compensation expense decreased by $37,464, due to our use of a less expensive carrier.
•	Tolls increased by $42,850, due to our new commuter route between New York and Philadelphia.
•
Farm-outs decreased by $33,189, due to a decrease in charter routes and focus on new commuter route. In times of excess demand for our services, we will ‘farm-out’ our customers to other motorcoach charter companies.

General and administrative expenses in the second fiscal quarter of 2006 increased by $68,377, or 36.5%, from $187,483 in the second fiscal quarter of 2005 compared to $255,860 in the second fiscal quarter of 2006. The increase is primarily due to increases in the following expenses from the second fiscal quarter of 2006 compared to 2005:

•	Advertising expense increased by $15,663, due to promotion of our new Philadelphia run;
•	Bank charges and credit card fees increased by $14,421, due to credit card fees borne by the Company for Philadelphia route tickets purchased with credit cards by customers.
•	Rent and utilities increased by $12,526, due to new offices that were setup in Philadelphia and New York to maintain new commuter line.
•	Computer expense increased by $5,985, due to our purchase and setup of new commuter route systems.

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

Operating Results For the Six Months Ended May 31, 2006 compared to May 31, 2005

The following table summarizes the results of our operations from the financial statements:

	Six Months Ended May 31,
Line Item	2006	2005	increase (decrease)	Percentage increase (decrease)

Revenues	3,126,767	2,952,744	174,023	5.9%
Net income (loss)	(307,001)	(169,826)	137,175	80.8%
Operating Expenses	2,849,273	2,600,501	248,772	9.6%
General and Administrative Expense	516,193	306,677	209,516	68.3%
Interest Expense	(277,350)	(223,073)	54,277	24.3%
Earnings (Loss) per common share	(0.02)	(0.01)	.01	N/A

For the six months ended May 31, 2006 and 2005, our operating activities generated $3,126,767 and $2,952,744 in revenue, respectively. The increase in revenues was primarily due to an increase in our line runs during the three major holidays: Christmas, New Years and Chinese New Year.

For the six months ended May 31, 2006 and 2005, we incurred $2,849,273 and $2,600,501, respectively, in operating expenses activities. This net increase in operating expenses of $248,772 is primarily attributable to:

•	Fuel expense increased by $190,964, due to a rise in the cost of fuel;
•	Drivers Payroll increased by $99,590 due to increased line runs to casinos.
•	Ticket sellers’ payroll increased by $61,458, due to our new Philadelphia run, which requires the utilization of additional ticket sellers; and
•	Parts and supplies decreased by $80,812, due to the acquisition of new motorcoaches in May 2005. These motorcoaches required much less repairs and maintenance.
•	Tires decreased by $17,450, due to the acquisition of new motorcoaches in May 2005, which do not require new tires for a period of ten to fourteen months.

For the six months ended May 31, 2006 and 2005, our general and administrative expenses were $516,193 and $306,677, respectively. The net increase in general and administrative expenses of $209,516 is primarily attributable increases in the following expenses:

•	Advertising expense increased by $26,611, due to promotion of our new Philadelphia run;
•	Bank charges and credit card fees increased by $25,186, due to credit card fees borne by the Company for Philadelphia route tickets purchased with credit cards by customers.
•	Office salaries increased by $52,459 to sustain the new commuter line setup. In total, six new full time and four new part time employees were hired to assist;
•	Professional fees increased by $50,897 due to the following:
Legal fees for new leases set up in Philadelphia office
Legal fees for permit parking for Philadelphia and New York
Legal and accounting fees for SEC work for registration statements;
•	Rent & Utilities increased by $22,459 due to new offices that were setup in Philadelphia and New York to maintain new commuter line.

For the six months ended May 31, 2006 and 2005, interest was $277,350 and $223,073, respectively. Interest expense increased $54,277 in the second fiscal quarter of 2006 or 44% compared to the same quarter of last year mainly due to the amortization of a deferred guarantee cost incurred with the motorcoach purchase in June 2005, an increase in interest expense on credit card debt (attributable to an increase in overall credit card balances), and interest expense incurred on a new SBA loan entered into in August 2005.

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

Cash Flow Analysis

Cash Flow For Fiscal Quarter Ended May 31, 2006 Compared To May 31, 2005

The following table summarizes our cash flows during the fiscal quarter ended May 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) for the second fiscal quarter of 2006 compared to the second fiscal quarter of 2005.

Line Item	5/31/06	5/31/05

Net Cash Provided By (Used In) Operating Activities	133,636	232,804
Net Cash (Used) Provided By Investing Activities	(6,361)	(31,909)
Net Cash Provided By (Used In) Financing Activities	(126,664)	(142,521)
Net increase (decrease) in Cash and Cash Equivalents	611	58,374
Cash and Cash Equivalents - Beginning of Period	2,479	1,975
Cash and Cash Equivalents - End of Period	3,090	60,349

Cash flows from our operating activities during the second fiscal quarter of 2006 decreased $99,168 as compared to the second fiscal quarter of 2005. The decrease in cash flows was primarily due to a decrease in revenues due to the launch of the new Philadelphia commuter run and an increase in operating expenses, such as fuel and insurance costs, as explained in the results of operations above

For the quarters ended May 31, 2006 and 2005, we used $6,361 and $31,909, respectively, in our investing activities. This decrease in cash used in investing activities is attributable to the acquisition of more fixed assets during the quarter ended May 31, 2005 than 2006.

For the quarters ended May 31, 2006 and 2005, we used $126,664 and $142,521, respectively, in our financing activities The decrease in cash used in financing is primarily attributable to the trade-in of 11 older model leased motorcoaches in June 2005, and the simultaneous purchase of 11 new model motorcoaches. The principal payments on the new motorcoach loan are less than the lease payments, which resulted in the overall reduction of cash outlays for financing activities.

Cash Flow for Six months ended May 31, 2006 compared to May 31, 2005 (Unaudited)

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

For the six months ended May 31, 2006 and 2005, our operating activities generated $220,668 and $169,563 in cash, respectively. This increase in cash flows from operations is primarily attributable to an increase in credit card debt. Fuel and tolls are an integral part of our operations and are typically paid for with credit cards due to convenience. Accordingly, the increase in fuel and toll costs during the six months ended May 31, 2006 produced an increased credit card liability, which resulted in a reduction in cash outlays for operations, thereby increasing cash flows from operations.

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

DATED:  July 26, 2006

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