Form 10QSB
period 2006-08-31
BESTWAY COACH EXPRESS INC
filed 2006-10-16
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2006

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,680,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BESTWAY COACH EXPRESS INC.
BALANCE SHEET
As of August 31, 2006
(UNAUDITED)

Assets
Current assets
Cash and cash equivalents	$5,714
Trade accounts receivable, net	159,575
Fuel tax receivable	100,840
Inventories	142,786
Prepaid expenses	85,893
Total current assets	494,808
Property and equipment
Total property and equipment	8,892,113
Less: accumulated depreciation and amortization	(3,009,777)
Property and equipment, net	5,882,336
Other assets
Deferred income taxes	243,263
Deposits and other assets	9,418
Total other assets	252,681

Total assets	$6,629,825

Liabilities and Stockholders’ Deficit
Current liabilities
Checks drawn in excess of bank balance	$130,267
Current portion of notes payable - banks	75,845
Current portion - motorcoach financing	427,047
Current maturities of capitalized lease obligations	753,483
Notes payable - related parties	472,235
Notes payable - banks and credit card companies	471,939
Accounts payable	250,969
Payroll taxes payable	624,688
Accrued expenses	203,185
Customer deposits	11,900
Accrued salaries - officers	1,034,750
Total current liabilities	4,456,308
Long-term liabilities
Capitalized lease obligations, net of current maturities & deferred refinance costs	393,745
Notes payable - banks	225,720
Motorcoach financing, net of
current maturities & deferred guarantee costs	3,199,027
Due to stockholder	77,094
Total long-term liabilities	3,895,586

Total liabilities	8,351,894

Stockholders’ deficit
Common stock, $.001 par value, 20,000,000 shares authorized, 13,700,000 shares issued, 13,680,000 shares outstanding	13,700
Additional paid-in-capital	625,800
Retained deficit	(2,359,569)
Total paid-in capital and retained deficit	(1,720,069)
Less: Cost of treasury stock (20,000 shares)	(2,000)
Total stockholders' deficit	(1,722,069)
Total liabilities and stockholders’ deficit	$6,629,825

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended August 31,		For the nine months ended August 31,
	2006	2005	2006	2005
Revenues	$1,656,512	$1,803,066	$4,783,279	4,755,810

Operating expenses	1,538,562	1,755,359	4,387,840	4,355,860

Gross profit	117,950	47,707	395,439	399,950

General and administrative expenses	267,224	224,655	783,350	531,332

Income (loss) from operations	(149,274)	(176,948)	(387,911)	(131,382)

Other income (expense)
Interest income	0	311	28	7,975
Other income	0	1,227	10,320	1,619
Interest expense	(154,799)	(149,921)	(432,212)	(372,994)
Loss on trade-in of capitalized leases		(467,506)	0	(581,098)

Total other income (expense)	(154,799)	(615,889)	(421,864)	(944,498)

Loss before provision for taxes	(304,073)	(792, 837)	(809,775)	(1,075,880)

Provision for income tax benefit	121,000	317,135	319,700	430,352

Net loss	$(183,073)	$(475,702)	$(490,075)	$(645,528)

Loss per share - basic and diluted	$(.01)	$(.03)	$(.04)	$(.05)

Weighted average number of shares used to determine loss per share	13,680,000	13,680,000	13,680,000	12,346,667

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended August 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(490,075)	$(645,528)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization - fixed assets	406,397	740,051
Amortization of deferred guarantee and refinance costs	26,817
Deferred income taxes	(319,700)	(430,352)
Loss on trade-in of capitalized leases	-	581,098
Stock based compensation	-	100,000
Changes in operating assets and liabilities:
Trade accounts receivable, net	17,878	108,648
Fuel tax receivable	(20,682)	11,281
Insurance proceeds receivable	-	117,605
Inventories	(20,706)	25,705
Prepaid expenses	15,577	(128,125)
Due from related company	-	(30,075)
Deposits and other assets	(1,460)	(10,847)
Accounts payable	14,144	(190,218)
Payable to banks and credit card companies	177,193	116,073
Payroll taxes payable	311,858	63,989
Accrued expenses	(13,896)	(111,519)
Customer deposits	10,050	(38,715)
Accrued salaries - officers	102,750	37,772
Net cash provided by operating activities	216,145	316,843

Cash flows from investing activities:
Purchase of property and equipment	(43,376)	(38,122)
Net cash used in investing activities	(43,376)	(38,122)

Cash flows from financing activities:
Checks drawn in excess of bank balance	94,468	88,142
Principle payments on note payable - banks	(51,347)	(74,888)
Proceeds from notes payable - related parties	981,201	145,295
Payment of notes payable - related parties	(716,978)	(163,740)
Proceeds from due to stockholder	467,451	-
Payment of due to stockholder	(436,189)	(13,578)
Principal payments on motorcoach financing	(231,658)	-
Purchase of treasury stock	-	(2,000)
Cash and parts credit from trade-in of capitalized leases	-	121,901
Repayment of capitalized lease obligations	(281,709)	(568,497)
Net cash used in financing activities	(174,761)	(467,365)

Net decrease in cash and cash equivalents	(1,992)	(188,644)
Cash and cash equivalents - beginning of period	7,706	258,451

Cash and cash equivalents - end of period	$5,714	$69,807

Supplemental Information:

Cash paid for interest	$408,196	$448,624
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED August 31, 2006 AND 2005
(UNAUDITED)

GENERAL:

The financial statements of Bestway Coach Express, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

1.     CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Bestway Coach Express, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended August 31, 2006, are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2006. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended November 30, 2005, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission.

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

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED August 31, 2006 AND 2005
(UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BUSINESS ACTIVITY (Continued)

The Company’s current liabilities exceeded its current assets by $3,961,500 at August 31, 2006. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2006 will provide enough working capital to fund all operations for 2006. In addition to increasing rates charged to customers, the Company has also launched a new service that is expected to increase revenues. The Company does not expect to incur the same non-cash losses in 2006 as it did in 2005, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2006. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. During the quarter ended August 31, 2006, the new interstate commuter services generated approximately $240,000 in revenues and incurred approximately $245,000 in expenses. The Company expects the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized.

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

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED August 31, 2006 AND 2005
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

REVENUE RECOGNITION

Motorcoach revenues are derived from fees charged under contracts and other arrangements for motorcoach services. Services are provided both on a contracted and per seat basis. For contracted services, a rate is assessed that is generally on a daily or per mile basis, not dependent on passenger load factors. Fares for per-seat services are usually determined by the Company and payment is received from individual passengers or through an independent commissioned agent. Currently, most of the Company’s revenues are derived through contracted services.

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

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED August 31, 2006 AND 2005
(UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

Certain accounts were reclassified for the nine months ended August 31, 2005 to conform to the nine months ended August 31, 2006, presentation.

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

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. As of August 31, 2006, management determined that there were no existing or pending environmental liabilities.

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

ADVERTISING COSTS

All costs associated with advertising and promoting the Company are expensed in the quarter incurred. Advertising expense was approximately $52,000 and $6,400 for the nine months ended August 31, 2006 and 2005, respectively, and has been included in general and administrative expenses on the statements of operations

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED August 31, 2006 AND 2005
(UNAUDITED)

3.	TRADE RECEIVABLES

Trade receivables are carried at original invoice amount. Trade receivables as of August 31, 2006 were $159,575 (net of allowance), of which $151,620 (95%) was from one casino customer. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. At August 31, 2006 the reserve for trade receivables was $2,000 and management believes that this reserve was adequate.

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

In February 2006, we launched a new interstate commuter service. We now provide scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. During the quarter ended August 31, 2006, the new interstate commuter services generated approximately $240,000 in revenues and incurred approximately $245,000 in expenses. We expect the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized.

As of June 28, 2006, our common stock has been quoted under the symbol “BWCX.OB” on the NASD over-the-counter electronic bulletin board maintained by the National Association of Securities Dealers, Inc. So far the common stock has not experienced any trading.

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	NINE MONTHS ENDED
	August 31, 2006		August 31, 2005
	Amount	Percentage	Amount	Percentage

Casinos	$4,186,659	87%	$4,472,713	94%

Tours	172,539	4%	282,297	6%

Charter	-	-	300	<1%

Philadelphia Run	423,470	9%	500	<1%

Other	611	<1%	-	-

Total	$4,783,279	100%	$4,755,810	100%

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

Insurance costs in the motorcoach industry have increased significantly over the last few years and it has become increasingly difficult for us to find insurance at commercially reasonable rates. Annual rates of $21,000 per motorcoach are commonplace. During the past few years, insurers have been abandoning the New York market. Our current liability insurance and workers’ compensation insurance premiums increased more than 100% over the past few years. We cannot operate without insurance. In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for workers’ compensation insurance. In 2004 we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in worker’s compensation insurance. During the nine months ended August 31, 2006 and 2005, we incurred $524,992 and $505,469, respectively, in insurance and workmen’s compensation expense. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005 and 2006, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Cost of Sales (Operating Expenses)

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. For the quarters ended August 31, 2006 and 2005, cost of sales approximated 93% and 97% of revenues,respectively. We spent approximately $349,225 and $301,182 on fuel in the quarters ending August 31, 2006 and 2005, respectively.

General and administrative expenses include costs associated with our headquarters in New York City, the Brooklyn terminal where we depot our motorcoaches, and our managerial salaries. In fiscal year 2003 we increased the size of our staff in our corporate headquarters to accommodate growth. Management believes that it currently has sufficient staff to support anticipated revenue levels for fiscal year 2006. We anticipate that the increased general and administrative costs will be slightly offset if and when our business grows further and if we are able to effectively realize economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and (ii) capturing savings in expenses such as vehicle insurance and vehicle parts and services.

Operating Results For Fiscal Quarter Ended August 31, 2006 Compared To August 31, 2005

The following table summarizes the results of our operations during the fiscal quarter ended August 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) for the third fiscal quarter of 2006 compared to the third fiscal quarter of 2005.

	Three Months Ended
Line Item	8/31/06	8/31/05	Dollar increase (decrease)	Percentage increase (decrease)
Revenues	1,656,512	1,803,066	(146,554)	(8)%
Net loss	(183,073)	(475,702)	(292,629)	(61.5)%
Operating Expenses	1,538,562	1,755,359	(216,797)	(12)%
General and Administrative Expense	267,224	224,655	42,569	19%
Interest Expense	154,799	149,921	4,878	3%
Loss per common share	(.01)	(.03)	.(02)	N/A

Total revenues during the third fiscal quarter of 2006 decreased 146,554, or 8%, to $1,656,512 as compared to the third fiscal quarter of 2005. The decrease in revenues was primarily due to the discontinuance of our line runs to two casinos to focus on the growth of our new Philadelphia line run. Although we generated approximately $240,000 in revenues from our Philadelphia line run during the quarter, our line run and tour income decreased by approximately $388,000, resulting in the net decrease.

Operating expenses experienced a net decrease of $216,797, or 12%, to $1,538,562 for the third fiscal quarter of 2006 as compared to the same quarter in 2005. The decrease is primarily due to changes in the following expenses from the third fiscal quarter of 2006 compared to 2005:

•
Parts and supplies decreased by $22,368, or 26%, due to our acquisition of new motorcoaches in May 2005. Since these motorcoaches are new and did not have any previous use prior to our acquisition, they require less part replacement.

•	Depreciation and amortization decreased by $329,154, or 71%,due to the complete depreciation of several of our motorcoaches during the period since the third quarter of 2005..

•	Fuel expense increased by $48,044, or 16%, due to the continuous rise in the cost of fuel.

•	Salary and commissions expense increased by $27,752, or 21%, due primarily to the hiring of ticket sellers for the new Philadelphia run.

•	Motorcoach insurance increased by $21,598, or 16%, due to the continuous rise in insurance premiums.

General and administrative expenses in the third fiscal quarter of 2006 increased by $42,569, or 19%, from $224,655 in the third fiscal quarter of 2005 compared to $267,224 in the third fiscal quarter of 2006. The increase is primarily due to increases in the following expenses from the third fiscal quarter of 2006 compared to 2005:

•	Advertising expenses increased an additional $19,286 due to the promotion of our new Philadelphia run.

•	Bank charges and credit card fees increased by $18,579 due to credit card fees borne by the Company for Philadelphia route tickets purchased with credit cards by customers.

Interest expense in the third quarter of 2006 was $154,799, compared to interest expense in the same quarter of 2005 of $149,921. The 3% increase is due to the amortization of a deferred guarantee cost incurred with the motorcoach purchase in June 2005, an increase in credit card debt (attributable to an increase in overall credit card balances), and interest expense incurred on a new SBA loan entered into in August 2005.

Operating Results For the Nine Months Ended August 31, 2006 compared to August 31, 2005

The following table summarizes the results of our operations from the financial statements:

	Nine Months Ended August 31,
Line Item	2006	2005	Dollar increase (decrease)	Percentage increase (decrease)

Revenues	4,783,279	4,755,810	27,469	<1%
Net loss	(490,075)	(645,528)	(155,453)	(24)%
Operating Expenses	4,387,840	4,355,860	31,980	<1%
General and Administrative Expense	783,350	531,332	252,018	47%
Interest Expense	432,212	372,994	59,218	16%
Loss per common share	(.04)	(.05)	(.01)	N/A

For the nine months ended August 31, 2006 and 2005, our operating activities generated $4,783,279 and $4,755,810 in revenue, respectively. The increase of $27,469 in revenues was primarily due to the new Philadelphia commuter line addition. Although line run and tour income decreased by approximately $395,000 during the period, our Philadelphia run has generated approximately $420,000 revenues since its inception in February 2006, resulting in the net increase in revenues.

For the nine months ended August 31, 2006 and 2005, we incurred $4,387,840 and $4,355,860 respectively, in operating expenses activities. This net increase in operating expenses of $31,980 is primarily attributable to changes in the following expenses:

•	Parts and supplies decreased by $103,188, or 31%, due to our acquisition of new motorcoaches in May 2005. Since these motorcoaches are so new, they require less part replacement.

•	Depreciation and amortization decreased by $329,154, or 45%, due to the complete depreciation of several of our motorcoaches during the period since the third quarter of 2005..

•	Fuel expense increased by $239,007, or 32%, due to the continuous rise in the cost of fuel.

•	Salary and commissions expense increased by $95,509, or 19%, due to cost of living increases in wages, and primarily to the hiring of ticket sellers for the new Philadelphia run.

•	Motorcoach insurance increased by $59,030, or 15%, due to the continuous rise in insurance premiums.

•	Toll expense increased by $62,673, or 37%, due to our new commuter run to Philadelphia.

For the nine months ended August 31, 2006 and 2005, our general and administrative expenses were $783,350 and $531,332 respectively. The net increase in general and administrative expenses of $252,018 is primarily attributable to increases in the following expenses:

•	Advertising increased by $45,896, or 717%, due to promotion of our new Philadephia run.

•	Bank charges and credit card fees increased by $43,766, or 250%, due to credit card fees borne by the Company for Philadelphia route tickets purchased with credit cards by customers.

•
Professional fees increased by $56,079, or 370%, due to legal and consulting fees incurred for the set-up of the new Philadelphia run, and an increase in SEC legal and accounting fees incurred to maintain the Company’s status as a public reporting company.

•	Salary expense increased by $25,903, or 9%, due to cost of living increases in wages.

•	Rent expense increased by $16,758, or 48%, due to offices leased for the new Philadelphia run.

•	Bad debt expense increased by $13,744, or 724%, due to incidents related to the discontinuance of one of our casino runs.

Interest expense incurred during the nine month ended August 31, 2006 was $432,212 compared to interest expense in the same period of 2005 of $372,994. The 16% increase is due to the amortization of a deferred guarantee cost incurred with the motorcoach purchase in June 2005, an increase in credit card debt (attributable to an increase in overall credit card balances), and interest expense incurred on a new SBA loan entered into in August 2005.

Liquidity and Capital Resources

As of August 31, 2006, we had $5,714 in cash and cash equivalents, total current assets of $494,808 and a working capital deficit of $3,961,500. We generated $216,145 and $316,843 in cash flows from operating activities for the nine months ended August 31, 2006 and 2005, respectively.

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

Cash Flow for Nine Months ended August 31, 2006 compared to August 31, 2005 (Unaudited)

The following table summarizes the statements of cash flows from the financial statements:

	Nine Months Ended August 31,
	2006	2005
Net Cash Provided By Operating Activities	216,145	316,843
Net Cash Used in Investing Activities	(43,376)	(38,122)
Net Cash Used In Financing Activities	(174,761)	(467,365)
Net increase (decrease) in Cash and Cash Equivalents	(1,992)	(188,644)
Cash and Cash Equivalents - Beginning of Period	7,706	258,451
Cash and Cash Equivalents - End of Period	5,714	69,807

For the nine months ended August 31, 2006 and 2005, our operating activities generated $216,145 and $316,843 in cash, respectively. This decrease is primarily attributable an increase in operating, general and administrative expenses of $283,998, or 6%, while our revenues only increased by $27,469, or <1% as compared to the nine months ended August 31, 2005.

For the nine months ended August 31, 2006 and 2005, we used $43,376 and $38,122, respectively, in investing activities. This nominal increase of $5,254, or 14%, during the nine months ended August 31, 2006 is due to the Company purchasing equipment for its new Philadelphia run offices.

For the nine months ended August 31, 2006 and 2005, we used $174,761 and $467,365, respectively, in financing activities. The decrease in cash flow used in financing is primarily attributable to a net increase in proceeds received from related parties of $264,223 during the nine months ended August 31, 2006, compared to net payments of $18,445 made during the same period of 2005- an increase of $282,668. In addition, the Company made total principal payments on its motorcoach leases and purchases of $513,367 during the nine months ended August 31, 2006 due to the motorcoach refinance, as compared to $568,497 in principal payments made during the same period in 2005- a decrease of $55,130.

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

FINANCIAL RISKS

We have $494,808 in current assets of which only $5,714 was cash and cash equivalents at August 31, 2006. Our total current liabilities at August 31, 2006 were $4,456,308, resulting in a working capital deficit of $3,916,500. We also have long-term debt of $3,895,586.

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

In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for workers’ compensation insurance. In 2004 we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in workers’ compensation insurance. During the nine months ended August 31, 2006 and 2005, we incurred $524,992 and $505,469, respectively, in insurance and workmen’s compensation expense. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2005 and 2006, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Effective June 28, 2006, our common stock commenced quotation on the NASD Over-the-Counter Bulletin Board under the symbol BWCX.OB. We are optimistic that a market for our common stock will develop, however, there currently is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of August 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the fiscal quarter ending August 31, 2006.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

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

DATED:  October 16, 2006

BESTWAY COACH EXPRESS INC.

By:	/s/ Wilson Cheng
Name: Wilson Cheng
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.