Form 10KSB
period 2006-11-30
BESTWAY COACH EXPRESS INC
filed 2007-03-15
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $6,137,154

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 12, 2007 was not determinable.

The number of shares of the registrant's common stock issued and outstanding as of March 12, 2007: 13,750,000 shares issued, 13,730,000 outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," or similar terms. These statements appear in a number of places in this Form 10-KSB and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of tourism levels on our business, the rising price of insurance, government regulation, and technological change and competition. The accompanying information contained in this report, including, without limitation, the information set forth under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and "Business," identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were incorporated in New York on August 4, 1997. We are a motorcoach service provider with 23 motorcoaches. We currently provide specialized destination route services to casinos in Connecticut, Atlantic City, and New Jersey, which, for the twelve-month period ending November 30, 2006, accounts for approximately 85% of our revenues, charter services to tour and travel agencies, which accounts for approximately 4% of our revenues and airport services, sightseeing services and other services which accounts for the remaining <1% of our revenues.

In February 2006, we launched a new interstate commuter service between New York City and Philadelphia. During the twelve-month period ending November 30, 2006, the new interstate commuter service generated approximately $676,834 in revenues, approximately 11% of total revenues.

Our Services

We provide services on both a contracted and per seat basis. For contracted services, we arrange a fee for the use of our motorcoaches. In these arrangements, the customer contracts the vehicle for use and we are paid a rate, generally on a daily or per mile basis, that is not dependent on passenger load factors. In per seat operations, we are paid by each individual customer. Fares for these per seat services are usually determined by us and payment is received from individual passengers or through an independent commissioned agent. Approximately 89% of our services are provided on a contracted basis and less than 11% of our services are provided on a per seat basis.

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

Operations

Our garage depot is located in Brooklyn, New York. On staff at this location are 4 mechanics who maintain our motorcoach fleet, 4 office staff, 1 dispatcher, and a general manager. Our executive offices are located in New York’s Chinatown. All administrative functions are conducted at these executive offices.

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

Equipment

We currently operate 23 motor coaches. Eleven of these motorcoaches are 2005 MCI motorcoaches (3 J Model vehicles and 8 DL model vehicles). The remaining twelve motorcoaches are 1997, 1998, 2000 and 2001 Van Hool motorcoaches that we either lease or own.

Prior to June 2005, we used only Van Hool motorcoaches. In May 2005 we entered into a contract relating to the acquisition of eleven new MCI motorcoaches. In June 2005, we received the new MCI motorcoaches and traded in eleven of our older Van Hool motorcoaches. We are currently in negotiations with MCI to trade in the remaining motorcoaches for new MCI motorcoaches.

The MCI motorcoaches have many luxury features that enhance our client’s experience and provide for a comfortable and safe ride, including spiral entrance stairways, Jacob's® engine brake, anti-lock braking system, projector headlamps, frameless windows, fully multiplexed electrical system, air-locking baggage compartments and chemical-type lavatories.

We believe that the acquisition of new motorcoaches will help us to better compete in our market, since we will be able to offer our customers a more comfortable luxury ride in a brand new motorcoach.

The new motorcoaches come with a nontransferable 30-month (unlimited mileage) limited warranty from MCI. MCI warrants during the warranty term that each motorcoach, subject to specified exceptions, will be free from defects in material and workmanship. Following are some of the limitations that apply under the warranty:

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

Repairs and maintenance are performed at our Brooklyn garage facility. This facility has on location a total of 7 mechanics and other maintenance personnel at March 12, 2007. Most maintenance provided by outside facilities results from on-the-road breakdowns or involves major engine overhauls, which are performed by the dealer.

Employees, Drivers and Other Personnel

At November 30, 2006, we had approximately 45 full time employees, of whom 30 were drivers and 4 were maintenance personnel. The balance included administrative personnel, sales and customer service personnel and dispatchers. We also utilize approximately 12 independent contractors to drive our motorcoaches on a regular basis.

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

Risk Management and Insurance

The primary risks involved in our operations are bodily injury, property damage and workers' compensation. We currently maintain insurance against these risks and we are subject to liability as self-insurers to the extent of the deductible under each policy.

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

We believe that we have strategically positioned the pricing for our interstate commuter runs between the prices charged by Greyhound, on the higher end, and the low-fare motorcoaches operating in New York’s Chinatown. We believe that our drop-off locations are more convenient to most interstate commuters who travel between New York and Philadelphia than the drop-off locations of the low-fare Chinatown motorcoaches. In most cases, commuters riding the Chinatown motorcoaches must walk up to 20 minutes to get to the next closest ground transportation system that they need to take in order to arrive at their final destination. Greyhound’s drop-off locations are comparable to our own, however, the majority of Greyhound’s runs are not nonstop runs, which result in significant delays for commuters. We are currently running an express service to 31st Street in Manhattan near Penn Station. Management believes our passengers find our locations and nonstop service to be more convenient than those of our competitors.

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

Environmental Matters

Our operations are subject to various Federal, state and local environmental laws and regulations governing vehicle emissions, aboveground fuel tanks and the storage, use and disposal of hazardous materials and hazardous waste in connection with our in-house maintenance operations. These laws include the Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and various state and local laws. There is a 6,000 gallon above-ground storage tank at our Brooklyn garage depot. We also wash our motorcoaches at our Brooklyn garage depot and the resulting waste must be disposed of in accordance with regulatory requirements. In the event of a spill, we would be responsible for the cost of the clean-up. Our oil-based fluids (motor oil, antifreeze, etc.) are removed by a waste oil company at no cost to us. This waste oil company refines and resells or otherwise utilizes these fluids.

Our cost of compliance with environmental laws is approximately $3,000 per year consisting mostly of fees paid to remove coach lavatory waste.

Dependence upon Major Customers

For the fiscal years ended November 30, 2006 and 2005 we generated approximately $4,098,600 and $4,150,874 in revenues, respectively, from one customer. These revenues constituted approximately 67% and 63% of our total revenues for fiscal years 2006 and 2005, respectively. Another customer contributed $1,035,976 and $1,025,934 to our revenues in fiscal year 2006 and 2005, respectively, which constituted 17% and 16% of our revenues in such years, respectively. We do not have any written agreements with any of these major customers and these customers have indicated that they have no intention of entering into written agreements with us for our provision of motorcoach services to them. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

ITEM 2. DESCRIPTION OF PROPERTY.

Our current facilities consist of an administrative office located at 2 Mott Street, New York, New York 10012, and a garage depot located at 183 7th Avenue, Brooklyn, New York 11215. Both facilities are leased.

We have approximately 3,000 square feet of office space at our Mott Street executive office. The monthly rental for this space through January 31, 2006 was $3,297.25 (not including utilities). The lease had a term of nine years and expired on February 1, 2006. We are currently leasing the space on a month-to-month basis for approximately $3,877 per month.

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

We lease approximately 100 square feet of space located in midtown Manhattan, New York that we use as a ticket sales location. We pay a monthly rental of $1,000 for this space. The rental amount increases by 5% on an annual basis. This lease will expire in April 2007, at which point we will likely renew for a year, with an option to terminate at a month’s notice.

We have entered a new sub-lease for approximately 100 square feet of space located in center city Philadelphia that we use for ticket sales and administrative services in connection with our new interstate commuter services to and from New York City and Philadelphia. We pay a monthly rental equal to 10% of the gross sales revenues we actually receive through ticket sales effected at this new space. This lease will expire in 2011.

We have also entered into a residential lease for a small apartment in Philadelphia to be used by our motorcoach drivers on the Philadelphia commuter runs when overnight stays are necessary. We pay a monthly rental amount of $730 plus $10 maintenance. The lease expired in February 2007, at which point it was renewed for another 12 months.

We had a secondary depot facility located in Bellport, New York that consists of approximately 15,000 square feet. We mainly used this facility to park some of our motorcoaches when they were not in use. We shared this facility with other motorcoach companies, and were entitled to use this facility under a sublease that contracted to terminate on October 30, 2008. We paid a monthly rental of $1,500 under the sublease. In March 2006, we determined that we no longer needed this facility, and cancelled the lease accordingly.

ITEM 3. LEGAL PROCEEDINGS.

There is no pending litigation by or against us.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth fiscal quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Capital Stock

We are authorized to issue 20,000,000 shares of common stock, $0.001 par value per share. As of March 12, 2007, we had 13,750,000 shares issued and 13,730,000 outstanding. The difference is due to 20,000 shares of treasury stock the Company purchased from a shareholder in 2005.

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

Market Price.

As of June 28, 2006, our common stock has been quoted under the symbol “BWCX.OB” on the over-the-counter electronic bulletin board maintained by the National Association of Securities Dealers, Inc. (NASD). So far, our common stock has experienced only minimal trading. There is no assurance that a significant trading market will ever develop or, if such a market does develop, that it will continue.

When the price of our common stock is below $5.00 per share, as it currently is, our common stock is considered to be a "penny stock" that is subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g- 9) under the Securities Exchange Act of 1934. These rules establish the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to specified exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

Holders.

We have issued an aggregate of 13,730,000 shares of our common stock to 66 people. The issued and outstanding shares of our common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

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

Treasury Stock

On December 7, 2004, we purchased 20,000 shares of our outstanding common stock from one of our shareholders. The shares were valued at $0.10 per share resulting in total cost of $2,000, which has been reflected as a reduction in retained earnings on the balance sheets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We were incorporated in New York on August 4, 1997. Our primary activity is to provide motorcoach services on both a contracted and per seat basis. Most of our revenues are derived through the provision of specialized destination route service, which is comprised of daily scheduled service to and from casinos in Connecticut and Atlantic City, and specified locations in Manhattan, Queens and Brooklyn. Tickets are sold through independent agents retained by the casinos and at specified locations. Customers are taken on an "open-door" basis or by reservation. From Monday through Thursday of each week, we have 17 roundtrip schedules to and from the Mohegan Sun Casino & Resort in Connecticut and destinations around New York City. On Fridays through Sundays, we increase the number of our roundtrip schedules to the Mohegan Sun to 19. We provide 5 roundtrip schedules on Mondays through Thursdays from New York City to several Atlantic City Casinos. We increase the number of roundtrip schedules to these Atlantic City, New Jersey casinos to 7 on Fridays through Sundays. Some of our motorcoaches make more than one roundtrip per day to and from the casinos that they serve.

During the years ended November 30, 2006 and 2005, approximately 4% and 10%, respectively, of our business came from providing motorcoaches for use by various travel agencies who organized tours to various destinations. We do not have any long-term contracts with these travel agencies and they book our motorcoaches for this purpose on an “as needed” basis. We get paid based upon the number of motorcoaches provided and the number of hours or mileage for which the motorcoaches are utilized. The tour business is seasonal with most bookings occurring during the summer months.

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

In February 2006, we launched our new interstate commuter service. We now provide scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in center city, Philadelphia. Currently, we offer 18 scheduled runs daily to and from New York and Philadelphia 7 days a week.  Commuters can either purchase tickets at ticket booths located at each destination or purchase tickets on line.

During the fiscal year ended November 30, 2006, the new interstate commuter services generated approximately $676,834 in revenues and incurred approximately $727,187 in expenses. We expect the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized. We estimate that our average monthly revenues from this service during fiscal year 2007 will be $95,000 and our average monthly expenses relating to this service will be $85,000 to $90,000. Management believes that this new interstate commuter service, if ultimately successful, could be a growth area for us. Management plans to closely review the contribution to earnings that this service provides to total earnings. If the contribution to earnings justifies it, then management may expand this service to other cities in the future.

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	YEAR ENDED
	November 30, 2006		November 30, 2005
	Amount	Amount	Amount	Percentage
Casinos	$5,216,079	85%	$5,962,937	90%

Phil. Run	676,834	11%

Tours	243,146	4%	649,208	10%

Charter	0	<1%	300	<1%

Other	1,095	<1%	500	<1%

Total	$6,137,154	100%	$6,612,945	100%

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

Insurance costs in the motorcoach industry have increased significantly over the last few years and it has become increasingly difficult for us to find insurance at commercially reasonable rates. Annual rates of $21,000 per motorcoach are commonplace. During the past few years, insurers have been abandoning the New York market. Our current liability insurance and worker’s compensation insurance premiums increased more than 20% over the past few years. We cannot operate without insurance. In fiscal year 2006, we paid $609,168 in insurance premiums to insure our motorcoaches ($76,883 of which was for policies prepaid through various dates in 2007) and $91,086 in insurance premiums for worker’s compensation insurance. In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches and $79,052 in insurance premiums for worker’s compensation insurance. In 2004, we paid $475,851 in insurance premiums to insure our motorcoaches and $75,411 in insurance premiums for worker’s compensation insurance. At November 30, 2006 and 2005, we also owed $131,726 and $80,475 for various insurance and worker’s compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2006 and 2005, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Cost of Sales

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and garage rent. For the years ended November 30, 2006 and 2005, costs of sales approximated 93% and 83%, respectively, of total revenues. We spent approximately $1,235,748 and $1,080,651 on fuel in fiscal years 2006 and 2005, respectively.

General and administrative expenses include costs associated with our headquarters in New York City, the Brooklyn terminal where we depot our motorcoaches and managerial salaries. Management believes that it currently has sufficient staff to support anticipated revenue levels for fiscal year 2007. We anticipate that the increased general and administrative costs will be slightly offset if and when our business grows further and if we are able to effectively realize economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and (ii) capturing savings in expenses such as vehicle insurance and vehicle parts and services.

Operating Results For Fiscal Year 2006 Compared To 2005

The following table summarizes the results of our operations during the fiscal year ended November 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal year to the 2006 fiscal year.

Line Item	11/30/06	11/30/05	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$6,137,154	$6,612,945	$(475,791)	(7.2%)
Net loss	(744,932)	(678,955)	65,977	9.7%
Operating Expenses	5,681,100	5,469,885	211,215	3.8%
General and Administrative Expenses	1,100,797	780,126	320,671	41.1%
Interest Expense	(601,341)	(558,473)	42,868	7.6%
Loss per common share	(.05)	(.05)	N/A	N/A

Total revenues decreased $475,791, or 7.2%, to $6,137.154 in fiscal year 2006 as compared to fiscal year 2005. This represents a $475,791 or 7.2% decrease in revenues caused by our discontinuance of our line runs to two casinos in order to focus on the growth of our new Philadelphia line run. Although we generated approximately $676,834 in revenues from our Philadelphia line run during the year, our line run and tour income decreased by approximately $746,858, resulting in the net decrease.

Our tour revenues decreased from $649,208 in fiscal year 2005 to $243,146 in fiscal year 2006. This represents a $406,062 or 62.6% decrease in tour generated revenues from year to year.

For the years ended November 30, 2006 and 2005, we incurred $5,681,100 and $5,469,885 respectively, in operating expenses activities. This net increase in operating expenses of $211,215 is primarily attributable to changes in the following expenses:

•	Parts and supplies decreased by $70,204 or 19%, due to our acquisition of new motorcoaches in May 2005. Since these motorcoaches are so new, they require less part replacement.

•	Fuel expense increased by $155,097, or 14.4%, due to the continuous rise in the cost of fuel.

•	Salary and commissions expense increased by $139,660 or 846.1%, due to cost of living increases in wages, and primarily to the hiring of ticket sellers for the new Philadelphia run.

•	Motorcoach insurance increased by $53,882, or 9.7%, due to the continuous rise in insurance premiums.

•	Toll expense increased by $48,884, or 19%, due to our new commuter run to Philadelphia.

•	Farm Outs decreased $110,383 or 29.3 % due to a decrease in Tour Income and focus on Philadelphia Run.

For the years ended November 30, 2006 and 2005, our general and administrative expenses were $1,100,797 and $780,126 respectively. The net increase in general and administrative expenses of $320,671 is primarily attributable to increases in the following expenses:

•	Advertising increased by $57,895, or 776%, due to promotion of our new Philadelphia run.

•
Bank charges and credit card fees increased by $53,869, or 242%, due to credit card fees borne by the Company for Philadelphia route tickets purchased with credit cards by customers, and poor cash flow.

•
Professional fees increased by $136,484 or 183.4%, due to legal and consulting fees incurred for the set-up of the new Philadelphia run, and an increase in SEC legal and accounting fees incurred to maintain the Company’s status as a public reporting company.

•	Salary expense increased by $34,363, or 8.8%, due to cost of living increases in wages.

Interest expense incurred during the year ended November 30, 2006 was $601,341 compared to interest expense in the same period of 2005 of $558,473. The 7.6 % increase is due to the amortization of a deferred guarantee cost incurred with the motorcoach purchase in June 2005, an increase in credit card debt (attributable to an increase in overall credit card balances), and interest expense incurred on a new SBA loan entered into in August 2005.

Net loss increased $65,977 from $678,955 for fiscal year 2005 compared to $744,932 for 2006. This is due to the reasons for the decrease in revenues and increase in operating and general and administrative expenses described above. .

Balance Sheet Items

We had total current assets of $338,521 as of November 30, 2006, of which $1,575 was cash. Our total assets as of November 30, 2006 were $6,507,872,and total current liabilities were $4,626,150. Our total stockholders' deficit as of November 30, 2006 was $1,914,426. Changes in individual balances were due to normal business operations and are a function of the items discussed under ‘Cash Flows’ below.

Cash Flows

The following table summarizes the statements of cash flows from the financial statements:

	Year Ended November 30,
	2006	2005
Net Cash Provided By Operating Activities	$184,455	$576,575
Net Cash Used In Investing Activities	(43,376)	(42,907)
Net Cash Used In Financing Activities	(147,210)	(784,413)
Net Decrease in Cash and Cash Equivalents	(6,131)	(250,745)
Cash and Cash Equivalents - Beginning of Period	7,706	258,451
Cash and Cash Equivalents - End of Period	1,575	7,706

For years ended November 30, 2006 and 2005, our operating activities generated $184,455 and $576,575 in cash, respectively. This decrease is primarily attributable to an increase in operating, general and administrative expenses of $531,886, or 8.5%, while our revenues decreased by $475,791, or 7.2% as compared to the year ended November 30, 2005.

For years ended November 30, 2006 and 2005, we used $43,376 and $42,907, respectively, in investing activities. This nominal increase of $469, or 1.1%, during the year ended November 30, 2006 is due to the Company purchasing equipment for its new Philadelphia run offices.

For years ended November 30, 2006 and 2005, we used $147,210 and $784,413, respectively, in financing activities. The decrease in cash flow used in financing is primarily attributable to a net increase in proceeds received from related parties of $369,742 during the fiscal year ending November 30, 2006, compared to net payments of $83,488 made during the fiscal year ending November 30, 2005- a net increase of $453,230. In addition, the Company made total principal payments on its motorcoach leases and purchases of $705,677 during the fiscal year ending November 30, 2006, as compared to $863,151 in principal payments made during the same period in 2005- a decrease of $157,474.

Liquidity and Capital Resources

As of November 30, 2006, we had $1,575 in cash and cash equivalents, total current assets of $338,521 and a working capital deficit of $4,287,629. We generated $184,455 and $576,575 in cash flows from operating activities for the years ending November 30, 2006 and 2005, respectively.

We acquired 11 new MCI motorcoaches pursuant to a purchase agreement with MCI (Motor Coach Industries) that we entered into on May 24, 2005. Pursuant to the agreement, we are required to pay an aggregate purchase price of $4,211,000. We obtained financing for the purchase of these new motorcoaches through Caterpillar Financial Services Corporation. Under the terms of the financing arrangement, we paid an aggregate down payment of $165,000 and we financed the remaining $4,046,000. Under the terms of the financing arrangement, we are required to make a total of 84 monthly payments. The payments are in the approximate amount of $56,416 and we are required to make a final balloon payment of $809,200. The interest rate is 8.25% per annum.

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

We anticipate that revenues generated through our operations during the 2006 and 2007 fiscal years will be sufficient for the next 12 months of our operations even if we do not raise any additional capital through the private placement of our securities, loans from our principal stockholders or otherwise.

In order to improve our liquidity, we are seeking to reduce our expenses. One way that we have sought to reduce our expenses is to acquire a new fleet of motorcoaches. As noted above, in May 2005, we acquired 11 new MCI motorcoaches. The monthly principal and interest charges relating to the financing of these new coaches are approximately the same as the monthly lease payments for the motorcoaches that they replaced. The monthly interest charges (for the 11 new motorcoaches, which we own) and the monthly lease payments (for the 12 older motorcoaches that we lease) equal approximately $113,000. Prior to acquiring these new motorcoaches our monthly lease payments for all 23 motorcoaches that were then leased by us were approximately $103,868. So, now one-half of our fleet consists of new motorcoaches and we are still paying about the same amount to use our motorcoaches that we paid when we had all older motorcoaches. However, our expenses will now be lower because the new motorcoaches will require less maintenance thereby reducing our maintenance expense. We anticipate that we will save approximately $200,000 a year on major repairs.

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

We estimate that in order to breakeven (i.e., have sufficient revenues to cover all of our expenses) in a given month we need to generate approximately $650,000 in revenues on average or have revenues of approximately $8,000,000 per year.

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

FINANCIAL RISKS

We only have $338,521 in current assets of which only $1,575 was cash and cash equivalents at November 30, 2006. Our total current liabilities as at such date were $4,626,150. This means we have a working capital deficit of $4,287,629. We also have long-term debt of $3,796,148.

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

In fiscal year 2006, we paid $609,168 in insurance premiums to insure our motorcoaches ($76,833 of which was for policies prepaid through various dates in 2007) and $91,086 in insurance premiums for workers’ compensation insurance. In 2005, we paid $720,347 in insurance premiums to insure our motorcoaches ($95,650 of which was for policies prepaid through various dates in 2006) and $79,052 in insurance premiums for workers’ compensation insurance. In 2004 we paid $475,851 in insurance premiums to insure our motorcoaches ($95,043 of which was for policies prepaid through various dates in 2005) and $75,411 in workers’ compensation insurance. During the fiscal years ending November 30, 2006 and 2005, we incurred $674,988 and $700,254, respectively, in insurance and workmen’s compensation expense. Motorcoach insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2006 and 2007, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Our management team owns, in the aggregate, 63.22% of our outstanding common stock. Mr. Cheng, our Chief Executive Officer, owns 61.18% of the outstanding common stock; Vivian Cheng, Mr. Cheng’s sister, a director and the Secretary of Bestway, owns 1.46% of our outstanding common stock; and Jovi Chen, our Chief Operating Officer, owns 0.58% of our outstanding common stock. Our current management team, acting together has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our management team is in a position to elect all of our directors and to dictate all of our policies. Currently, none of our directors are independent. All of our directors are members of our management team.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have authorized 20,000,000 shares of common stock. We have issued 13,750,000 shares of common stock, and currently have 13,730,000 shares outstanding, all of which are available for future sale.

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

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements for the fiscal years ended November 30, 2006 and 2005, and the reports thereon of Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company), are included in this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor on January 3, 2006, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending November 30, 2005 and subsequent periods. The decision to change our independent auditor was approved by our Board of Directors.

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

During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B. For more details regarding this change of auditors please see our current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-KSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of Bestway

The directors and executive officers of Bestway are as follows:

Name	Age	Position
Wilson Cheng	35	President, Treasurer and Chairman of the Board of Directors
Vivian Cheng	38	Executive Vice President and Director
Jovi Chen	30	Chief Operating Officer, Vice President of Sales and Marketing and Director

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

Jovi Chen became a member of Bestway’s Board of Directors and was appointed as Bestway’s interim Chief Operating Officer and General Manager on October 30, 2006. Mr. Chen has served as the Company’s Vice President of Sales and Marketing since our inception in August 1997. Prior to joining the Company he served as Tour Manager of Bestway Tour & Travel Inc. from July 1995 to August 1997.

Each of the officers and directors named above devote 100% of their time to the business and affairs of the Company.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

To the best of our knowledge, except as set forth in our discussion below in “Item 12 - Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Board Composition

The board of directors is currently composed of 3 members, Mr. Cheng, Ms. Cheng and Mr. Chen. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

Duties of Directors

Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our articles of incorporation. A stockholder has the right to seek damages if a duty owed by our directors is breached.

Terms of Directors

Our officers are elected by and serve at the discretion of the board of directors. Our directors are elected at the annual meeting of our stockholders and thereafter hold office until their resignation, removal, death or incapacity, or until their respective successors are duly elected and qualified.

Committees and Meetings

We currently do not have standing audit, nominating or compensation committees. Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees. However, as our business expands and as we appoint others to our board of directors we expect that we will seek to establish an audit committee, a nominating committee and a compensation committee of the board of directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During the fiscal year ended November 30, 2006, the Board held a total of 3 meetings. Each director attended 100% of the total number of meetings of the Board.

Director Compensation

We have not paid our directors fees in the past for attending scheduled and special meetings of our board of directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

Family Relationships

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and any person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended November 30, 2006, all such filing requirements applicable to our officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chairman and Chief Executive Officer, Wilson Cheng. None of our other officers receives aggregate compensation equal to or in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)(3)	Total ($)
Wilson Cheng	2006	$225,000	N/A	N/A	N/A	N/A	N/A	N/A	$225,000
Chairman and CEO	2005	$225,000	N/A	N/A	N/A	N/A	N/A	N/A	$225,000
	2004	$105,000	N/A	N/A	N/A	N/A	N/A	N/A	$105,000

Narrative disclosure to summary compensation table

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

Outstanding Equity Awards at Fiscal Year End

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers, directors, employees or consultants.

Compensation of Directors

All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings.

Indemnification of Directors and Executive Officers and Limitation of Liability

Our Bylaws provide for the indemnification of our directors and officers, past, present and future, under certain circumstances, against attorney’s fees, judgments, fines and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear expenses of such litigation for any of our directors, officers, employees or agents upon such persons promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding beneficial ownership of our common stock as of March 12, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Common Stock $0.001 par value	Wilson Cheng 2 Mott Street New York, New York 10013	CEO and Chairman	8,400,000	61.18%

Common Stock $0.001 par value	Vivian Cheng 2 Mott Street New York, New York 10013	Director	200,000	1.46%

Common Stock $0.001 par value	Jovi Chen 2 Mott Street New York, New York 10013	Director	80,000	0.58
5% Share Holders
Common Stock $0.001 par value	Wilson Cheng 2 Mott Street New York, New York 10013	CEO and Chairman	8,400,000	61.18%

Common Stock $0.001 par value	Xu Kexi 14/D De Cheng Building 1436 Chang De Road Hong Kong		1,400,000	10.20%
Officers and Directors as a Group
Common Stock $0.001 par value	(3 persons named above)		8,680,000	63.22%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 13,730,000 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Cheng and his sister, Ms. Vivan Cheng, have made interest free loans to us during fiscal years 2006 and 2005. These loans aggregated $200,713 and $45,832 as of November 30, 2006 and 2005, respectively. These loans are not evidenced by any written instrument and they are therefore deemed payable upon demand. However, Mr. & Ms. Cheng have delivered us a written manifestation of their intention not to demand repayment of these amounts for at least the next twelve months.

In June 2005, the Company issued Mr. Cheng an additional 2,000,000 shares in connection with his agreement to personally guaranty the $4,046,000 in debt incurred by the Company to acquire 11 new MCI motorcoaches.

The Company has entered into several notes payable with various related parties. The notes are non-interest bearing with no fixed terms of repayment, and are payable on demand. There were $577,754 and $208,012 in notes payable to related parties as of November 30, 2006 and 2005, respectively.

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

10.1
Employment Agreement, dated July 5, 2005, between the Company and Wilson Cheng. [Incorporated by reference to Exhibit 6.1 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.2
Agreement to Purchase, dated May 24, 2005, between the Company and Motor Coach Industries. [Incorporated by reference to Exhibit 6.2 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.3
Security Agreement and Promissory Note, dated May 24, 2005, by the Company in favor of Caterpillar Financial Services Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.4
Agreement, dated February 1, 2004, between the Company and Salvatore Basile, as amended (for Depot). [Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.5
Sublease, dated October 31, 2003, between the Company and Harrison Coach, Int’l. (for Secondary Depot). [Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.6
Agreement of Lease, dated as of February 1, 1997, between the Company and Wing Ming Properties (USA). [Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.7
Master Lease Agreement, dated October 6, 1997, between the Company and CIT Group/Equipment Financing, Inc. (Bus #1818). [Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.8
Commercial Transportation Lease Agreement, dated September 22, 1997, between the Company and Geico Corporation d/b/a GC Capital Fleet Services, and Lease Renewal, dated June 15, 2004, between the Company and General Electric Capital Corporation (Buses #1838 and #1848). [Incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.9
Commercial Transportation Lease Agreement, dated November 13, 1997, between the Company and GC Capital Fleet Services (Bus #1878). [Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.10
Lease Agreement, dated February 21, 1998, between the Company and Debis Financial Services, Inc. (Bus #1888). [Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.11
Commercial Transportation Lease Agreement, dated December 10, 1999, between the Company and Partnership Financial Services, Inc. d/b/a ABC Financial Services (Buses #2198 and #3118). [Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.12
Master Lease Agreement No. 87101, dated June 8, 2001, between the Company and American Equipment Leasing, a division of EAB Leasing Corp. (Bus #3148). [Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.13
Commercial Transportation Lease Agreement, dated June 25, 2001, between the Company and Partnership Financial Services, Inc. d/b/a ABC Financial Services (Bus #3168). [Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.14
Operating Lease Agreement, dated April 18, 2001, between the Company and ABC Bus Leasing, Inc. (Bus #3178). [Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.15
Commercial Transportation Lease Agreement, dated May 8, 2001, between the Company and ABC Bus Leasing, Inc. (Bus #3188). [Incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.16
Master Lease No. 15371, dated June 8, 2001, between the Company and TFC Leasing, Inc. (Bus #3198). [Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.17
Lease, dated January 29, 2004, between the Company and Penn Visual, Inc. [Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.18
Philadelphia Sub-Lease, dated January 20, 2006, between the Company and Apex Bus Company. [Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 15, 2006]

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended November 30, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $28,500 and $17,000, respectively.

Audit-Related Fees

There were no fees billed in the fiscal years ended November 30, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above.

Tax Fees

The aggregate fees billed in the fiscal years ended November 30, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $2,000 and $0, respectively.

All Other Fees

There were no other fees billed in the fiscal years ended November 30, 2006 and 2005 for products or services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

In January 2006, our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended November 30, 2006 and the quarterly reviews for the subsequent fiscal quarters of 2007 through the review for the quarter ended August 31, 2007, at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Wilson Cheng to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 15, 2007

BESTWAY COACH EXPRESS INC.

By:	/s/ Wilson Cheng
Wilson Cheng President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wilson Cheng	President, Treasurer and Chairman	March 15, 2007
Wilson Cheng

/s/ Vivian Cheng	Executive Vice President	March 15, 2007
Vivian Cheng	and Director

/s/ Jovi Chen	Chief Operating Officer,	March 15, 2007
Jovi Chen	Vice President of Sales and Marketing and Director

BESTWAY COACH EXPRESS INC.

FINANCIAL STATEMENTS

November 30, 2006 and 2005

BESTWAY COACH EXPRESS, INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

INDEX

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets
As of November 30, 2006 and 2005	F-3 - F-4

Statements of Operations
For the years ended November 30, 2006 and 2005	F-6

Statements of Changes in Stockholders’ Deficit
For the years ended November 30, 2006 and 2005	F-7

Statements of Cash Flows
For the years ended November 30, 2006 and 2005	F-8 - F-9

Notes to the Financial Statements	F-10 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bestway Coach Express, Inc.
New York, NY

We have audited the accompanying balance sheets of Bestway Coach Express, Inc. (the Company) as of November 30, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bestway Coach Express, Inc. as of November 30, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has incurred significant losses over the past two years, and is experiencing a decline in revenues. The Company’s current liabilities exceed current assets by $4,287,629, which raises concern regarding the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
February 28, 2007

BESTWAY COACH EXPRESS INC.

BALANCE SHEETS

	November 30,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$1,575	$7,706
Trade accounts receivable, net (Note 4)	96,775	177,453
Fuel tax receivable	22,132	80,158
Inventories (Note 5)	141,156	122,080
Prepaid expenses	76,883	101,470
Total current assets	338,521	488,867
Property and equipment (Note 6)
Total property and equipment	8,892,113	8,848,737
Less: accumulated depreciation and amortization	(3,145,347)	(2,603,380)
Property and equipment, net	5,746,766	6,245,357
Other assets
Deferred income taxes	413,167	-
Deposits and other assets	9,418	7,958
Total other assets	422,585	7,958

Total assets	$6,507,872	$6,742,182

Liabilities and Stockholders’ Deficit
Current liabilities
Checks drawn in excess of bank balance	$139,473	$35,799
Current portion of notes payable - banks (Note 13)	74,252	73,250
Current portion of motorcoach financing (Note 13)	504,355	697,294
Current maturities of capitalized lease obligations (Note 7)	698,969	708,238
Notes payable - related parties (Note 8)	577,754	208,012
Payable to banks and credit card companies (Note 12)	437,322	294,746
Accounts payable	264,211	236,825
Payroll taxes payable	637,917	312,830
Accrued expenses	221,747	217,081
Customer deposits	1,150	1,850
Accrued salaries - officers	1,069,000	932,000
Total current liabilities	4,626,150	3,717,925

Long-term liabilities, less current maturities
Capitalized lease obligations, net of current portion
and deferred refinance costs (Note 7)	333,596	704,595

Notes payable - banks, net of current portion (Note 13)	208,830	279,662
Motorcoach financing, net of current portion and
deferred guarantee costs (Note 13)	3,053,009	3,149,725
Due to stockholders (Note 8)	200,713	45,832
Deferred income taxes	-	76,437
Total long-term liabilities	3,796,148	4,256,251

Total liabilities	8,422,298	7,974,176

Commitments and contingencies (Note 14)	-	-

BESTWAY COACH EXPRESS INC.

BALANCE SHEETS (CONT’D)

Liabilities and Stockholders’ Deficit (CONT’D)
Stockholders’ deficit
Common stock, $.001 par value, 20,000,000 shares authorized,
13,750,000 shares issued and 13,730,000 outstanding at Nov. 30, 2006,
13,700,000 issued and 13,680,000 outstanding at Nov. 30, 2005	13,750	13,700
Expenses prepaid with common stock	(12,500)	-
Additional paid-in-capital	700,750	625,800
Retained deficit	(2,614,426)	(1,869,494)
Total paid-in capital and retained deficit	(1,912,426)	(1,229,994)
Less cost of treasury stock (20,000 shares) (Note 17)	(2,000)	(2,000)
Total stockholders' deficit	(1,914,426)	(1,231,994)
Total liabilities and stockholders’ deficit	$6,507,872	$6,742,182

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended November 30,
	2006	2005

Revenues	$6,137,154	$6,612,945

Operating expenses	5,681,100	5,469,885
Loss on trade-in of assets under capital lease (Note 13)	-	581,098
Motorcoach depreciation attributable to change in estimate (Notes 6 & 18)	-	376,773

Gross profit	456,054	185,189

General and administrative expenses	1,100,797	780,126

Loss from operations	(644,743)	(594,937)

Other income (expense)
Interest income	28	8,059
Other income	11,520	7,465
Interest expense	(601,341)	(558,473)

Total other income (expense)	(589,793)	(542,949)

Loss before provision for taxes	(1,234,536)	(1,137,886)

Provision for income tax benefit	489,604	458,931

Net loss	$(744,932)	$(678,955)

Loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares used to
determine loss per share	13,683,288	13,700,000

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Years Ended November 30, 2006 and 2005

				Expenses
			Additional	Prepaid with			Total
	Common Stock		Paid-In	Common	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Stock	(Deficit)	(Deficit)

Balance at November 30, 2004	11,700,000	$11,700	$527,800	$-	$-	$(1,190,539)	$(651,039)

Treasury stock	(20,000)	-	-	-	(2,000)	-	(2,000)

Issuance of common stock
for guarantee (Note 17)	2,000,000	2,000	98,000	-	-	-	100,000
-
Net loss	-	-	-		-	(678,955)	(678,955)

Balance at November 30, 2005	13,680,000	13,700	625,800	-	(2,000)	(1,869,494)	(1,231,994)

Issuance of common stock
for services (Note 17)	50,000	50	74,950	(12,500)	-	-	62,500

Net loss	-	-	-	-	-	(744,932)	(744,932)

Balance at November 30, 2006	13,730,000	$13,750	$700,750	$(12,500)	$(2,000)	$(2,614,426)	$(1,914,426)

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(744,932)	$(678,955)

Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	541,967	898,240
Amortization of deferred refinance costs and guarantee	35,754	93,378
Deferred income tax provision	(489,604)	(458,931)
Shares issued for consulting services	62,500	-
Loss on trade in of assets under capital lease	-	581,098

Changes in operating assets and liabilities:
Trade accounts receivable, net	80,678	69,532
Fuel tax receivable	58,026	22,218
Insurance proceeds receivable	-	117,605
Inventories	(19,076)	(3,034)
Prepaid expenses	24,587	6,660
Deposits and other assets	(1,460)	24,194
Accounts payable	27,386	(222,896)
Payroll taxes payable	325,087	133,296
Payable to banks and credit card companies	142,576	9,972
Accrued expenses	4,666	(46,259)
Customer deposits	(700)	(37,815)
Accrued salaries - officers	137,000	68,272
Net cash provided by operating activities	184,455	576,575

Cash flows from investing activities:
Purchase of property and equipment	(43,376)	(42,907)
Net cash used in investing activities	(43,376)	(42,907)

Cash flows from financing activities:
Checks drawn in excess of bank balance	103,674	26,704
Proceeds from notes payable - banks	-	100,000
Principle payments on note payable - banks	(69,830)	(64,466)
Principle payments on motorcoach financing	(303,938)	(106,123)
Proceeds from notes payable - related parties	1,270,473	187,432
Payment of notes payable - related parties	(900,731)	(270,920)
Proceeds from due to stockholder	677,801	112,409
Payment of due to stockholder	(522,920)	(124,072)
Purchase of treasury stock	-	(2,000)
Credit on trade-in of capital leases	-	113,651
Repayment of capitalized lease obligations	(401,739)	(757,028)
Net cash used in financing activities	(147,210)	(784,413)

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

STATEMENTS OF CASH FLOWS (CONT’D)

Net decrease in cash and cash equivalents	(6,131)	(250,745)

Cash and cash equivalents - beginning of year	7,706	258,451

Cash and cash equivalents - end of year	$1,575	$7,706

Supplemental Information:

Cash paid for interest	$540,040	$417,798
Cash paid for income taxes	$-	$-

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

No non-cash investing or financing activities were noted during the year ended November 30, 2006.

The accompanying notes are an integral part of the financial statements.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

1.	BASIS OF ORGANIZATION AND BUSINESS

Bestway Coach Express Inc. (the “Company”) was incorporated on August 4, 1997, in New York State. The Company provides motorcoach transportation services. The majority of the Company’s revenues is derived from contracts with casinos to provide transportation services between Atlantic City, New Jersey, Connecticut, Philadelphia, and New York City. The Company also provides charter services that are arranged by various tour agencies and via direct mail marketing campaigns directed at local schools, churches and civic associations. In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia.

The Company’s operations include a leased terminal and maintenance facility in Brooklyn, NY, a leased terminal in Long Island, NY, a leased apartment for motorcoach drivers in Philadelphia, and a leased administrative office in New York City. The Company is subject to regulation by the Department of Transportation (the “DOT”) and certain state regulations. The Surface Transportation Board and the Federal Highway Administration (the “FHWA”) can impose civil penalties upon companies for violations of applicable regulatory requirements. The FHWA may suspend, amend or revoke a company’s motorcoach operator’s registration for an operator’s substantial failure to comply with applicable regulations. Management believes that it has conducted its operations in substantial compliance with applicable regulations and does not believe that ongoing compliance with such regulations will require the Company to make substantial capital expenditures. Of the Company’s fleet of 23 motorcoaches, 1 is owned by the Company, 11 are financed via long-term capitalized leases for a term of seven years and 11 are financed via a note payable with a term of seven years. The Company considers a motorcoach to be a “late model vehicle” during its first seven years of operations. During 2005, the Company purchased 11 new motorcoaches, which are financed via a note payable with a term of seven years.

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

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

CONCENTRATION OF CREDIT RISK

The Company provides services within New York City, New Jersey, Philadelphia, and Connecticut metropolitan areas. The Company’s accounts receivable consist primarily of receivables from casinos and various tour agencies. Management performs ongoing credit evaluations on customers and provides allowances for bad debts when considered necessary.

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

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. On November 30, 2006 and 2005, management determined that there were no existing or pending environmental liabilities.

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

ADVERTISING COSTS

All costs associated with advertising and promoting the Company are expensed as incurred. Advertising expense of $65,352 related to the new Philadelphia interstate commuter service were incurred during the year ended November 30, 2006 and are included in general and administrative expenses. Advertising expense was not material for the year ended November 30, 2005.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

3.	CASH DEPOSITS

At November 30, 2006 and 2005, the carrying amounts of the Company’s cash deposits were $1,575 and $7,706, respectively. Bank balances were minimal and covered by federal depository insurance.

4.	TRADE RECEIVABLES

Trade receivables are carried at original invoice amount. Trade receivables as of November 30, 2006 and 2005 were $96,775 and $177,453, respectively, and of the total, 95% and 85%, respectively, are from one casino customer. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. At November 30, 2006 and 2005, the reserve for trade receivables was $2,000 and management believes that this reserve was adequate.

5.	INVENTORIES

Inventories as of November 30 are as follows:

	2006	2005

Service parts	$136,431	$117,355
Fuel	4,725	4,725

Total	$141,156	$122,080.080

Fuel is a significant operating expense, which can fluctuate in price as a result of variations in supply and demand in the economic markets.

6.	PROPERTY AND EQUIPMENT

Property and equipment as of November 30 are as follows:

	Estimated
	Useful Lives	2006	2005
	(Years)
Capitalized leased - motorcoaches	7	$8,380,874	$8,349,122
Leasehold improvements	6	316,507	311,245
Machinery and equipment	5-7	191,155	184,793
Furniture and fixtures	7-10	3,577	3,577
		8,892,113	8,848,737
Less: Accumulated depreciation and amortization		(3,145,347)	(2,603,380)
Total		$5,746,766	$6,245,357

Depreciation and amortization on property and equipment charged to expense was $541,967 and $898,240 for the years ended November 30, 2006 and 2005, respectively. Accumulated amortization of capitalized leased assets totaled $2,265,635 and $2,061,369 at November 30, 2006 and 2005, respectively. Amortization expense for capitalized leases was $205,709 and $747,421 for the years ended November 30, 2006 and 2005 respectively. Of the 2005 depreciation and amortization expense, $376,773 was due to a change in estimate of the motorcoaches’ useful lives (Note 16). No additional impairment in accordance with SFAS #144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was observed.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

7.	CAPITALIZED LEASE OBLIGATIONS

The Company leases 12 of its motorcoaches from various financing companies, one of which was paid off during the year ended November 30, 2006, resulting in title transferred to the Company. The lease terms are generally seven (7) years and contain a purchase option, which management estimates will be substantially less than the fair market value of each motorcoach at the end of the lease term. It is management’s intention to exercise the purchase option at the end of each lease. As a result, the present value of the remaining principal lease payments is recorded as a capitalized lease obligation.

During the year ended November 30, 2004, several of the capitalized lease obligations matured, and the Company exercised the purchase options associated with these leases, which had the effect of extending the leases on these motorcoaches generally over three (3) more years. Costs associated with the purchase options totaled $150,311 and are amortized as interest expense over the new terms of the leases. Unamortized costs at November 30, 2006 of $42,604, net of $107,707 accumulated amortization, are netted with the long-term capital lease obligation on the balance sheet.

	2006	2005

Total obligations under capital leases consist of notes payable to finance companies, implicit interest rates ranging from 6% to 13% due in various monthly installments, maturing at various dates through May 2008.	$1,075,169	$1,476,908

Less deferred refinance costs	(42,604)	(64,075)

Less current maturities	(698,969)	(708,238)

Long term portion	$333,596	$704,595

The majority of the Company’s motorcoach leases require the Company to make ten monthly lease payments, with no payments due for January and February throughout the lease term. Included on the balance sheet under the caption “Accrued liabilities” is an amount that has been accrued for the interest and penalties on the motorcoach lease payments in arrears. At November 30, 2006 and 2005, the amount of principal and interest in arrears totaled $143,364 and $82,062, respectively. In addition, the Company may be liable for penalties and other related charges. At November 30, 2006, the amounts of any additional penalties are not readily determinable by management. There have been no derogatory actions taken by any of the financing companies against the Company for being in arrears, and as of the report date the Company has made current all capitalized leases. Accordingly, management believes it is in substantial compliance with its lease covenants.

Future minimum payments under capital lease obligations mature in 2008 and are as follows:

Years ending November 30,
2007	$698,969
2008	447,680
Total capitalized lease obligations	1,146,649
Less amounts representing interest	(71,480)
Total present value of minimum lease payments	1,075,169
Less unamortized purchase option costs	(42,604)
Net lease obligation	$1,032,565

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

8.	RELATED PARTY TRANSACTIONS

DUE TO STOCKHOLDERS

Due to stockholders consists of unsecured non-interest bearing demand notes payable. There were $200,713 and $45,832 in due to stockholders as of November 30, 2006 and 2005, respectively. The stockholders’ intention is to not demand for repayment of these notes for the next twelve months.

On June 5, 2005, the Company issued 2,000,000 shares of common stock to its President, in exchange for his personal guaranty of $4,046,000 in motorcoach financing (Note 13). The shares were valued at $.05 per share at June 5, 2005, resulting in a transaction value of $100,000.

NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of non-interest bearing demand notes payable with no fixed terms of repayment. . There were $577,754 and $208,012 in notes payable - related parties as of November 30, 2006 and 2005, respectively..

9.	MAJOR CUSTOMERS

The Company has several casino customers that provided revenues equivalent to 84% and 88% of total revenues for the years ended November 30, 2006 and 2005, respectively. The loss of any one or all of these customers in the aggregate could have a material effect on the Company’s operations. The balance of the Company’s customers consists of other casinos, tour agencies, and local community and civic groups that contract for charter services on a first-come first-served basis, usually comprising day trips.

The Company had the following concentrations of business with customers constituting approximately 10% of the Company’s gross revenues during the years ended November 30, 2006 and/or 2005:

	For the Years Ended
	November 30,
	2006	2005
Customer A	67%	63%
Customer B	17%	16%
Customer C	0%	9%
Total	84%	88%

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

10.	OTHER INCOME

Other income received during the years ended November 30, 2006 and 2005 consisted mainly of $10,320 and $5,318 in fuel tax refunds.

11.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended November 30,
Current:	2006	2005
Federal	$-	$-
State	-	-
Deferred:
Federal	$(427,877)	$(401,565)
State	(61,727)	(57,366)
	(489,604)	(458,931)

Total	$(489,604)	$(458,931)

A reconciliation of income tax expense (benefit) to the amount computed using statutory federal rates is as follows:

	Year Ended November 30,
	2006	2005
Tax at statutory rate of 35%	$(432,088)	$(398,260)
Non-deductible expenses	-	-
State income tax (benefit)	(61,727)	(57,366)
Redetermination of prior year tax liability	4,211	(3,305)
Total income tax	$(489,604)	$(458,931)

The Company has implemented SFAS No. 109“Accounting for Income Taxes,” which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities as of November 30 are as follows:

	2006	2005
Deferred tax assets - Tax NOL	$1,182,000	$883,968
Deferred tax liabilities - Depreciation	(768,833)	(960,405)
Net deferred tax asset (liability) long-term	$413,167	$(76,437)

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

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

11.	INCOME TAXES (CONT’D)

The Company has federal and state net operating loss carryforwards of approximately $2,955,000 expiring in the years 2018 through 2026. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 40% is approximately $1,1,82,000.

Annual fuel tax credits approximating $90,000, which do not enter into the computation of current and deferred taxes, have been netted against the related fuel costs.

12.	SHORT-TERM BORROWINGS

At November 30, 2006 and 2005, the Company had several lines of credit in place with its banks and credit card companies. The total borrowings outstanding at November 30, 2006 and 2005 were $437,322 and $294,746 respectively. The weighted average interest rate for these short-term borrowings as of the fiscal years ended November 30, 2005 and 2004 was approximately 5%.

13.	LONG - TERM BORROWINGS

NOTES PAYABLE - BANKS

At November 30, 2006 and 2005, there were several lines of credit or other credit facilities that were in place with the Company’s banks, other financial institutions, and the Small Business Administration. The total borrowing outstanding on these credit facilities were $283,082 and $352,912 respectively, as follows:

	November 30,
	2006	2005
Note payable - Small Business Administration (SBA). The loan origination date was January 26, 2002. Payments on the loan began in the twenty-fifth month after the loan origination date, and continue for 336 months. The note has an interest rate of 4%, and principal and interest payments of $372 are due monthly. The loan is secured by a loan on the principal residence of the majority shareholder of the Company.	$70,202	$71,022

Note payable - Small Business Administration (SBA). The loan origination date was November 24, 2003. Payments on the loan began in the fifteenth month after the loan origination date, and continue for 60 months. The note has an interest rate of 4%, and principal and interest payments of $1,842 are due monthly. The loan is secured by the Company’s total assets.	47,477	65,628

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

13.	LONG - TERM BORROWINGS AND OTHER CREDIT FACILITIES (CONT’D)

	November 30,
	2006	2005
Note payable - Small Business Administration (SBA). The loan origination date was November 24, 2003. Payments on the loan began in the fifteenth month after the loan origination date, and continue for 60 months. The note has an interest rate of 2%, and principal and interest payments of $2,629 are due monthly. The loan is secured by the Company’s total assets.	69,357	99,196

Note payable - Chase. The loan origination date was October 2001. The repayment terms are interest only for 12 months at 2% below the Chase Prime Rate, then sixty monthly payments of principal and interest at the Chase Prime Rate plus the Rider to the loan agreement. The interest rate calculates to 8.4%, with required fixed principal payments of $835 per month. The loan is secured by a loan on the principal residence of the majority shareholder of the Company.	8,919	18,992

Note payable - Small Business Administration (SBA). The loan origination date was August 18, 2005. Payments on the loan began in the second month after the loan origination date, and continue for 84 months. The note has an interest rate of 6%, and principal and interest payments totaling $1,461 are due monthly. The loan is secured by the Company’s total assets.	87,127	98,074

Total notes payable	283,082	352,912
Less current portion	(74,252)	(73,250)
Long-term portion	$208,830	$279,662

The following are the maturities of long-term debt for each of the next five years:

For the Year Ending November 30,

2007	$74,252
2008	67,633
2009	29,413
2010	17,016
2011	18,026
Thereafter	76,742

Total	$283,082

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

13.	LONG - TERM BORROWINGS AND OTHER CREDIT FACILITIES (CONT’D)

MOTORCOACH FINANCING

On June 15, 2005, the Company purchased eleven motorcoaches for $4,211,000 from Motor Coach Industries. The purchase was financed with $165,000 trade-in allowance from eleven older motorcoaches previously traded in, and a new loan of $4,046,000. The note has an interest rate of 8.25% per annum, and principal and interest payments of $56,417 are due monthly. Payments on the loan continue for 84 months to a balloon payment of $809,200 due on June 15, 2012. The Company’s President secured the loan with a personal guarantee in exchange for 2,000,000 shares of common stock valued at $100,000 (see Note 17). The guarantee is amortized as interest expense over the life of the loan. The deferred guarantee cost at November 30, 2006 of $78,575, net of $21,425 accumulated amortization, is netted with the long-term motorcoach on the balance sheet.

The following are maturities of the motorcoach financing for each of the next five years:

Year Ending November 30,

2007	$504,355
2008	434,844
2009	472,107
2010	512,563
2011	556,486
Thereafter	1,155,584
Total maturities	3,635,939
Less deferred guarantee cost	(78,575)
Net financing obligation	$3,557,364

14.	COMMITMENTS AND CONTINGENCIES

The Company leases its terminal / maintenance facilities and its New York City offices under long term leases with unrelated parties. Combined rent expense for the years ended November 30, 2006 and 2005 were $181,720 and $195,639, respectively. The following represents future minimum rental payments for its noncancelable operating leases for its terminal and maintenance facility and its office facilities:

Years ending November 30,
2007	$119,720
2008	114,000
2009	19,000
Thereafter	-
Total	$252,720

15.	LITIGATION

The Company is subject to certain claims and lawsuits arising out of the ordinary course of doing business. The primary risks in the Company’s operations are bodily risks in the Company’s operations, property damage to third parties, workers’ compensation, and other various liability claims. No material claims existed at November 30, 2006 or 2005.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

16.	CHANGE IN ESTIMATE

During the year ended November 30, 2005, the Company determined that a change in the estimated useful lives and salvage values of certain depreciable assets was appropriate. When these assets, all motorcoaches, were originally acquired, management estimated that they would be held for their full useful life of 15 years, and estimated that the salvage value at the end of this period would be negligible. Management has determined that a more appropriate estimate would be a 7 to 10 year life, with the appropriate salvage value at the end of these periods. The Company anticipates that the revised estimates will result in no or minimal losses on future motorcoach trade-ins. Useful life varies based on applicable motorcoach and financing terms and methods.

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

17.	STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCE OF COMMON SHARES FOR SERVICES

On July 1, 2006, the Company entered into a consulting agreement (the Agreement) with an unrelated party (the Consultant), whereby the Consultant would be issued 100,000 shares for services rendered during the period of July 1, 2006 to June 30, 2007. In accordance with a Form S-8 filed with the Securities and Exchange Commission on November 3, 2007, the Company subsequently issued 50,000 of the shares to the Consultant on November 3, 2007 at a price of $1.50 per share. The price was based on the last sale of common stock reported on the OTC Bulletin Board as of a date within five business days prior to the filing of the Form S-8. Pursuant to the Agreement, the remaining 50,000 shares will be issued upon the conclusion of the Agreement’s term. The Company pro-rated the $75,000 total value of the shares issued, and recorded a consulting expense of $62,500 during the year ended November 30, 2006, and an expense prepaid with common stock of $12,500 at November 30, 2006.

ISSUANCE OF COMMON SHARES FOR GUARANTEE

On June 5, 2005, the Company issued to its President 2,000,000 shares in connection with his agreement to personally guarantee the $4,046,000 in debt incurred by the Company to acquire new motorcoaches (Note 13). The Board determined, after consultation with its attorneys and others, that a guarantee fee of 2.5% or $100,000 was reasonable. The Board then evaluated the financial condition and prospects of Bestway and determined that each share of Bestway common stock has a fair market value of $.05. The board determined that it would be in the Company’s best interests to pay the guarantee fee in stock and, therefore, issued the 2,000,000 shares.

BESTWAY COACH EXPRESS INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 and 2005

17.	STOCKHOLDERS’ EQUITY (DEFICIT) (CONT’D)

PURCHASE OF TREASURY STOCK
On December 7, 2004, the Company purchased 20,000 shares of its outstanding common stock from one of its stockholders for $2,000. The Company does not intend to cancel the shares, and accordingly has deducted the cost of the treasury stock from retained earnings.

18.	GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company’s current liabilities exceeded its current assets by $4,287,629 and $3,229,058 at November 30, 2006 and 2005, respectively. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2007 will provide enough working capital to fund all operations for 2007. In addition to increasing rates charged to customers, the Company has also launched a new Philadelphia commuter run that is expected to dramatically increase revenues. The Company does not expect to incur the same non-cash losses in 2007 as it did in 2006, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2007. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

10.1
Employment Agreement, dated July 5, 2005, between the Company and Wilson Cheng. [Incorporated by reference to Exhibit 6.1 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.2
Agreement to Purchase, dated May 24, 2005, between the Company and Motor Coach Industries. [Incorporated by reference to Exhibit 6.2 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.3
Security Agreement and Promissory Note, dated May 24, 2005, by the Company in favor of Caterpillar Financial Services Corporation. [Incorporated by reference to Exhibit 10.3 to the Company’s Registration on Form 10-SB filed with the SEC on July 14, 2005]

10.4
Agreement, dated February 1, 2004, between the Company and Salvatore Basile, as amended (for Depot). [Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.5
Sublease, dated October 31, 2003, between the Company and Harrison Coach, Int’l. (for Secondary Depot). [Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.6
Agreement of Lease, dated as of February 1, 1997, between the Company and Wing Ming Properties (USA). [Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.7
Master Lease Agreement, dated October 6, 1997, between the Company and CIT Group/Equipment Financing, Inc. (Bus #1818). [Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.8
Commercial Transportation Lease Agreement, dated September 22, 1997, between the Company and Geico Corporation d/b/a GC Capital Fleet Services, and Lease Renewal, dated June 15, 2004, between the Company and General Electric Capital Corporation (Buses #1838 and #1848). [Incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.9
Commercial Transportation Lease Agreement, dated November 13, 1997, between the Company and GC Capital Fleet Services (Bus #1878). [Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.10
Lease Agreement, dated February 21, 1998, between the Company and Debis Financial Services, Inc. (Bus #1888). [Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.11
Commercial Transportation Lease Agreement, dated December 10, 1999, between the Company and Partnership Financial Services, Inc. d/b/a ABC Financial Services (Buses #2198 and #3118). [Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.12
Master Lease Agreement No. 87101, dated June 8, 2001, between the Company and American Equipment Leasing, a division of EAB Leasing Corp. (Bus #3148). [Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.13
Commercial Transportation Lease Agreement, dated June 25, 2001, between the Company and Partnership Financial Services, Inc. d/b/a ABC Financial Services (Bus #3168). [Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.14
Operating Lease Agreement, dated April 18, 2001, between the Company and ABC Bus Leasing, Inc. (Bus #3178). [Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.15
Commercial Transportation Lease Agreement, dated May 8, 2001, between the Company and ABC Bus Leasing, Inc. (Bus #3188). [Incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration on Form 10-SB filed with the SEC on January 25, 2006]

10.16
Master Lease No. 15371, dated June 8, 2001, between the Company and TFC Leasing, Inc. (Bus #3198). [Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.17
Lease, dated January 29, 2004, between the Company and Penn Visual, Inc. [Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

10.18
Philadelphia Sub-Lease, dated January 20, 2006, between the Company and Apex Bus Company. [Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 15, 2006]

14	Code of Ethics [Incorporated by reference to Exhibit 12 to Amendment No. 2 to the Company’s Registration on Form 10-SB filed with the SEC on December 14, 2005]

31	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer