Form 10QSB
period 2007-02-28
BESTWAY COACH EXPRESS INC
filed 2007-04-16
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 12, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,730,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BESTWAY COACH EXPRESS INC.
BALANCE SHEET
As of February 28, 2007
(UNAUDITED)

Assets
Current assets
Cash and cash equivalents	$10,074
Trade accounts receivable, net	85,657
Fuel tax receivable	43,123
Inventories	118,563
Prepaid expenses	125,421
Total current assets	382,838
Property and equipment
Total property and equipment	8,892,113
Less: accumulated depreciation and amortization	(3,280,490)
Property and equipment, net	5,611,623
Other assets
Deposits and other assets	9,418
Deferred Tax Asset	309,875
Total other assets	319,293

Total assets	$6,313,754

Liabilities and Stockholders’ Deficit
Current liabilities
Checks drawn in excess of bank balance	$271,668
Current portion of notes payable - banks	72,382
Current portion - motorcoach financing	468,051
Current maturities of capitalized lease obligations	900,933
Notes payable - related parties	691,256
Notes payable - banks and credit card companies	550,863
Accounts payable	264,854
Payroll taxes payable	657,840
Accrued expenses	223,554
Customer deposits	1,150
Accrued salaries - officers	1,103,250
Total current liabilities	5,205,801
Long-term liabilities
Capitalized lease obligations, net of
current maturities & deferred refinance costs	22,544
Notes payable - banks	191,754
Motorcoach financing, net of
current maturities & deferred guarantee costs	2,997,942
Due to stockholder	201,565

Total long-term liabilities	3,413,805

Total liabilities	8,619,606

The accompanying notes are an integral part of these financial statements.

Stockholders’ deficit
Common stock, $.001 par value, 20,000,000 shares authorized, 13,750,000 shares issued, 13,730,000
shares outstanding	13,750
Additional paid-in-capital	700,750
Retained deficit	(3,018,352)
Total paid-in capital and retained deficit	(2,303,852)
Less: Cost of treasury stock (20,000 shares)	(2,000)
Total stockholders' deficit	(2,305,852)
Total liabilities and stockholders’ deficit	$6,313,754

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months
	ended February 28,
	2007	2006
Revenues	$1,203,928	$1,513,547

Operating expenses	1,143,753	1,334,330

Gross profit	60,175	179,217

General and administrative expenses	225,007	260,333

Loss from operations	(164,832)	(81,116)

Other income (expense)
Interest income	28	28
Other income	40	-
Interest expense	(135,870)	(121,034)

Total other income (expense)	(135,802)	(121,006)

Loss before provision for taxes	(300,634)	(202,122)

Provision for income tax benefit (expense)	(103,292)	78,700

Net loss	$(403,926)	$(123,422)

Loss per share - basic and diluted	$(.03)	$(.01)

Weighted average number of shares used to
determine loss per share	13,730,000	13,680,000

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended February 28,
	2007	2006
Cash flows from operating activities:
Net loss	$(403,926)	$(123,422)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization - fixed assets	135,143	140,329
Amortization of deferred guarantee and refinance costs	8,939	8,940
Deferred income taxes	103,292	(78,700)
Amortization of consulting fees prepaid with common stock	12,500	-
Changes in operating assets and liabilities:
Trade accounts receivable, net	11,118	(68,140)
Fuel tax receivable	(20,991)	3,836

Inventories	22,593	(1,363)
Prepaid expenses	(48,538)	67,810
		-
Deposits and other assets	-	(1,460)
Accounts payable	643	(3,959)
Payable to banks and credit card companies	113,541	83,219
Payroll taxes payable	19,923	81,010
Accrued expenses	1,807	(55,348)
Customer deposits	-	30
Accrued salaries - officers	34,250	34,250

Net cash provided by (used in) operating activities	(9,706)	87,032

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Checks drawn in excess of bank balance	132,195	54,468
Principle payments on note payable - banks	(18,946)	(15,666)
Proceeds from notes payable - related parties	961,543	91,959
Payment of notes payable - related parties	(848,041)	(89,486)
Proceeds received from due to stockholder	86,501	6,720
Payment of due to stockholder	(85,649)	(17,009)
Principal payments on motorcoach financing	(94,942)	(46,782)
Repayment of capitalized lease obligations	(114,456)	(76,463)

Net cash provided by (used in) financing activities	18,205	(92,259)

Net increase (decrease) in cash and cash equivalents	8,499	(5,227)

The accompanying notes are an integral part of these financial statements.

Cash and cash equivalents - beginning of period	1,575	7,706

Cash and cash equivalents - end of period	$10,074	$2,479

Supplemental Information:

Cash paid for interest	$155,360	$112,157
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)
GENERAL:

The financial statements of Bestway Coach Express, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

1. CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Bestway Coach Express, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended February 28, 2007, are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2007. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended November 30, 2006, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission.

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

Of the Company’s fleet of 23 motorcoaches, one is owned by the Company, 11 are financed via capitalized leases with a term of seven years., and 11 are financed via a note payable with a term of seven years. The Company considers a motorcoach to be a “late model vehicle” during its first seven years of operations.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BUSINESS ACTIVITY (Continued)

The Company’s current liabilities exceeded its current assets by $4,822,963 at February 28, 2007. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2006 and 2007 will provide enough working capital to fund all operations for 2007. In addition to increasing rates charged to customers, the Company launched a new interstate commuter service in 2006 (as described below) that is expected to increase revenues. The Company does not expect to incur the same non-cash losses in 2007 as it did in 2006, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2007. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. . The Company estimates that its average monthly revenues and expenses from this service during fiscal year 2007 will be $95,000 and $85,000, respectively.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATION OF CREDIT RISK

The Company provides services within the New York City, New Jersey, Philadelphia, and Connecticut metropolitan areas. The Company’s accounts receivable consist primarily of receivables from casinos and various tour agencies. Management performs ongoing credit evaluations on customers and provides allowances for bad debts when considered necessary.

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

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

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

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. On February 28, 2007, management determined that there were no existing or pending environmental liabilities.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; and other risks and uncertainties. Other factors that could adversely affect actual results and performance include, among others, the effect of tourism levels on our business, the rising price of insurance, government regulation, technological change and competition. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We were incorporated in New York on August 4, 1997. Our primary activity is to provide motorcoach services on both a contracted and per seat basis. Most of our revenues are derived through the provision of specialized destination route service, which is comprised of daily scheduled service to and from casinos in Connecticut and Atlantic City, and specified locations in Manhattan, Queens and Brooklyn. Tickets are sold through independent agents retained by the casinos and at specified locations. Customers are taken on an "open-door" basis or by reservation. From Monday through Thursday of each week, we have 17 roundtrip schedules to and from a casino in Connecticut and destinations around New York City. On Fridays through Sundays, we increase the number of our roundtrip schedules to the casino to 19. We provide 5 roundtrip schedules on Mondays through Thursdays from New York City to several Atlantic City, New Jersey Casinos. We increase the number of roundtrip schedules to these Atlantic City casinos to 7 on Fridays through Sundays. Some of our motorcoaches make more than one roundtrip per day to and from the casinos that they serve.

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

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	THREE MONTHS ENDED
	February 28, 2007		February 28, 2006
	Amount	Percentage	Amount	Percentage

Casinos	982,712	82%	$1,400,456	93%

Phil. Run	191,468	16%	-	0%

Tours	17,450	1%	113,091	7%

Other	12,298	1%	-	0%

Total	1,203,928	100%	$1,513,547	100%

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

Cost of Sales

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. For the quarters ended February 28, 2007 and 2006, cost of sales approximated 95% and 88% of total revenues, respectively. We spent approximately $ 237,401 and $296,720 on fuel in the periods ending February 28, 2007 and 2006, respectively.

General and administrative expenses include costs associated with our headquarters in New York City, our Philadelphia commuter line, the Brooklyn terminal where we depot our motorcoaches, and managerial salaries. Management believes that it currently has sufficient staff to support anticipated revenue levels for fiscal year 2007. We anticipate that the increased general and administrative costs will be slightly offset if and when our business grows further and if we are able to effectively realize economies of scale by (i) spreading the cost of the administrative staff and facilities over a larger revenue base; and (ii) capturing savings in expenses such as vehicle insurance and vehicle parts and services.

Operating Results For Fiscal Quarter Ended February 28, 2007 Compared To February 28, 2006 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarters ended February 28, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) in the first fiscal quarter of 2007 compared to the first fiscal quarter of 2006.

Line Item	2/28/07	02/28/06	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,203,928	1,513,547	(309,619)	(20.5%)
Net income (loss)	(403,926)	(123,422)	280,504	227.3%
Operating Expenses	1,143,753	1,334,330	(190,577)	(14.3%)
General and Administrative Expense	225,007	260,333	(35,326)	(13.6%)
Interest Expense	135,870	121,034	14,836	12.3%
Earnings (Loss) per common share	(.03)	(.01)	.02

Total revenues during the first fiscal quarter of 2007 decreased $309,619, or 20.5%, to $1,203,928 as compared to $1,513,547 in the first fiscal quarter of 2006. The decrease in revenues was comprised mainly of decreases to casino and tour revenues of $326,775 and $95,641, respectively. The decrease in casino run revenues was due mainly to the casinos implementing an open bid during the fourth quarter of 2006, which resulted in casino runs lost to our competitors with lower bids. Tour revenues decreased because our sources were realigned to accommodate our new Philadelphia run, resulting in a decrease in buses available for tours. The total decrease to casino and tour run revenues of $422,416 was somewhat offset by an increase in our Philadelphia run revenue of $191,468 in the first quarter of 2007.

Operating expenses decreased $190,577, or 14.3%, to $1,143,753 for the first fiscal quarter of 2007 as compared to $1,334,330 in the same quarter in 2006. The decrease is primarily due to a drop in payroll expenses in the amount of $68,772. Farm Outs decreased $34,840 because of the decrease in tour revenues, as described above. Fuel decreased $59,318 and tolls decreased $29,386 due to a decrease in revenues as compared to the first fiscal quarter of 2006:

General and administrative expenses in the first fiscal quarter of 2007 decreased by $35,326, or 13.6%, from $260,333 in the first fiscal quarter of 2006 compared to $225,007 in the first fiscal quarter of 2007. The decrease is due to decreases in professional fees, primarily legal & consulting, from the first fiscal quarter of 2007 compared to 2006. During the first quarter of 2006, we were trying to file our Form10-SB 12G, which required a substantial amount of professional fees. Such expenses were not incurred during the first quarter of 2007.

Interest expense in the first quarters of 2007 and 2006 were $135,870 and $121,034, respectively, resulting in an increase of $14,836, or 12.3%. This was mainly due to late fees/finance charges for late payments on the bus insurance policy and the additional interest for borrowing for cash flow purposes incurred during the first quarter of 2007.

Liquidity and Capital Resources

As of February 28, 2007, we had $10,074 in cash and cash equivalents, total current assets of $382,838 and a working capital deficit of $4,822,963. We used $9,706 and generated $87,032 in cash flows from operating activities for the periods ending February 28, 2007 and 2006, respectively.

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

Cash Flow Analysis

Fiscal Quarter ended February 28, 2007 Compared to February 28, 2006 (Unaudited)

The following table summarizes the statements of cash flows from the financial statements:

	Quarter Ended February 28,
	2007	2006
Net Cash Provided By (Used In) Operating Activities	(9,706)	87,032
Net Cash (Used) Provided By Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	18,205	(92,259)
Net Increase (decrease) in Cash and Cash Equivalents	8,499	(5,227)
Cash and Cash Equivalents - Beginning of Period	1,575	7,706
Cash and Cash Equivalents - End of Period	10,074	2,479

For the quarters ended February 28, 2007 and 2006, our operating activities generated (used) ($9,706) and $87,032 in cash, respectively. This change in cash flow used in operations is primarily attributable to a substantial increase in payments made for prepaid insurance.

The Company did not engage in any investing activities during the quarters ended February 28, 2007 or 2006.

For the quarters ended February 28, 2007 and 2006, our financing activities generated (used) $18,205 and ($92,259) of cash, respectively. The increase in cash flow generated from financing activities is primarily attributable to an increase of $114,354 of net proceeds received from related parties.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

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

FINANCIAL RISKS

We only have $382,838 in current assets of which only $10,074 was cash and cash equivalents at February 28, 2007. Our total current liabilities as at such date were $5,205,801. This means we have a working capital deficit of $4,822,963. We also have long-term debt of $3,413,805.

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

In fiscal year 2006, we paid $609,168 in insurance premiums to insure our motorcoaches and $91,086 in insurance premiums for worker’s compensation insurance. In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches and $79,052 in insurance premiums for worker’s compensation insurance. In 2004, we paid $475,851 in insurance premiums to insure our motorcoaches and $75,411 in insurance premiums for worker’s compensation insurance. At November 30, 2006 and 2005, we also owed $131,726 and $80,475 for various insurance and worker’s compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2006 and 2005, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

On July 1, 2006, we entered into a consulting agreement (the Agreement) with an unrelated party (the Consultant), whereby the Consultant would be issued 100,000 shares for services rendered. In accordance with a Form S-8 filed with the Securities and Exchange Commission on November 3, 2006, we subsequently issued 50,000 of the shares to the Consultant on November 3, 2006 at a price of $1.50 per share. The price was based on the last sale of common stock reported on the OTC Bulletin Board as of a date within five business days prior to the filing of the Form S-8. Pursuant to the Agreement, the remaining 50,000 shares will be issued upon the conclusion of the Agreement’s term. We pro-rated the $75,000 total value of the shares issued, and recorded a consulting expense of $62,500 during the year ended November 30, 2006, and an expense prepaid with common stock of $12,500 at November 30, 2006. The $12,500 was expensed during the quarter ended February 28, 2007, and the remaining 50,000 shares had not yet been issued at February 28, 2007.

In June 2005, we issued Wilson Cheng, our Chairman and CEO, 2,000,000 shares of our common stock in exchange for his personal guaranty of $4,046,000 in financing that we received from Caterpillar Financial Services Corporation that we utilized to acquire 11 new MCI motorcoaches.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending February 28, 2007.

ITEM 5. OTHER INFORMATION.

Committees

We currently do not have standing audit, nominating or compensation committees. Currently, our sole director is responsible for the functions that would otherwise be handled by these committees. However, as our business expands and as we appoint others to our board of directors we expect that we will seek to establish an audit committee, a nominating committee and a compensation committee of the board of directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

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

DATED:  April 16, 2007

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