Form 10QSB
period 2007-05-31
BESTWAY COACH EXPRESS INC
filed 2007-07-23
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 16, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,730,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BESTWAY COACH EXPRESS INC.
BALANCE SHEET
As of May 31, 2007
(UNAUDITED)

Assets

Current assets
Cash and cash equivalents	$62,193
Trade accounts receivable, net	89,325
Fuel tax receivable	46,211
Inventories	115,897
Prepaid expenses	46,853
Total current assets	360,479
Property and equipment
Total property and equipment	8,892,113
Less: accumulated depreciation and amortization	(3,395,456)
Property and equipment, net	5,496,657
Other assets
DDeDeposits and other assets	9,418
Deferred tax asset	206,583
Total other assets	216,001

Total assets	$6,073,137

Liabilities and Stockholders’ Deficit
Current liabilities
Checks drawn in excess of bank balance	$537,424
Current portion of notes payable - banks	70,455
Current portion - motorcoach financing net of deferred guarantee costs	453,630
Current maturities of capitalized lease obligations	874,885
Notes payable - related parties	628,327
Notes payable - banks and credit card companies	636,142
Accounts payable	229,606
Payroll taxes payable	712,172
Accrued expenses	260,880
Customer deposits	13,618
Accrued salaries - officers	1,094,400
Total current liabilities	5,511,539
Long-term liabilities
Capitalized lease obligations, net of current maturities & deferred refinance costs	-
Notes payable - banks	174,913
Motorcoach financing, net of current maturities & deferred guarantee costs	2,895,091
Due to stockholder	241,089

Total long-term liabilities	3,311,093

Total liabilities	8,822,632

Stockholders’ deficit
Common stock, $.001 par value, 20,000,000 shares authorized, 13,750,000 shares issued, 13,730,000 shares outstanding	13,750
Liability for Stock to be Issued	62,500
Additional paid-in-capital	700,750
Retained deficit	(3,524,495)
Total paid-in capital and retained deficit	(2,747,495)
Less: Cost of treasury stock (20,000 shares)	(2,000)
Total stockholders' deficit	(2,749,495)
Total liabilities and stockholders’ deficit	$6,073,137

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended May 31,		For the three months ended May 31,
	2007	2006	2007	2006
Revenues	$2,635,217	$3,126,767	$1,431,289		$1,613,220

Operating expenses	2,495,349	2,849,273	1,351,596		1,514,943

Gross profit	139,868	277,494	79,693		98,277

General and administrative expenses	544,470	516,193	319,463		255,860

Loss from operations	(404,602)	(238,699)	(239,770)		(157,583)

Interest income	28	28
Other income	40	10,320	0		10,320
Interest expense	(298,951)	(277,350)	(163,081)		(156,316)

Total other income (expense)	(298,883)	(267,002)	(163,081)		(145,996)

Loss before provision for taxes	(703,485)	(505,701)	(402,851)		(303,579)

Provision for income tax benefit (expense)	(206,584)	198,700	(103,292)		120,000

Net loss	$(910,069)	$(307,001)	$(506,143)		$(183,579)

Loss per share - basic and diluted	$(0.07)	$(0.02)	$(0.04)	$	$ (0.01)

Weighted average number of shares used to determine loss per share	13,730,000	13,680,000	13,730,000		13,680,000

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended May 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(910,069)	$(307,001)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization - fixed assets	250,109	271,661
Amortization of deferred guarantee and refinance costs	17,878	17,878
Deferred income taxes	206,584	(198,700)
Consulting fees paid or payable with common stock	75,000	-
Changes in operating assets and liabilities:
Trade accounts receivable, net	7,450	19,765
Fuel tax receivable	(24,079)	(21,666)
Inventories	25,259	(3,821)
Prepaid expenses	30,030	13,418
		-
Deposits and other assets	-	(1,460)
Accounts payable	(34,605)	(15,753)
Payable to banks and credit card companies	198,820	190,606
Payroll taxes payable	74,255	194,686
Accrued expenses	39,133	(33,455)
Customer deposits	12,468	26,010
Accrued salaries - officers	25,400	68,500

Net cash provided by (used in) operating activities	(6,367)	220,668

Cash flows from investing activities:
Purchase of property and equipment	-	(6,361)
Net cash used in investing activities	-	(6,361)

Cash flows from financing activities:
Checks drawn in excess of bank balance	397,951	106,176
Principle payments on note payable - banks	(158,557)	(33,972)
Proceeds from notes payable - related parties	6,282,812	85,618
Payment of notes payable - related parties	(6,232,239)	(49,786)
Proceeds received from due to stockholder	205,237	34,800
Payment of due to stockholder	(164,861)	(50,162)
Principal payments on motorcoach financing	(94,942)	(146,974)
Repayment of capitalized lease obligations	(168,416)	(164,623)
Net cash provided by (used in) financing activities	66,985	(218,923)

Net increase (decrease) in cash and cash equivalents	60,618	(4,616)
Cash and cash equivalents - beginning of period	1,575	7,706

Cash and cash equivalents - end of period	$62,193	$3,090

Supplemental Information:

Cash paid for interest	$296,822	$112,157
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

GENERAL:

The financial statements of Bestway Coach Express, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

1. CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Bestway Coach Express, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended May 31, 2007, are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2007. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended November 30, 2006, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission.

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

Of the Company’s fleet of 23 motorcoaches, one is owned by the Company, 11 are financed via capitalized leases with a term of seven years, and 11 are financed via a note payable with a term of seven years. The Company considers a motorcoach to be a “late model vehicle” during its second seven years of operations.

BESTWAY COACH EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BUSINESS ACTIVITY (Continued)

The Company’s current liabilities exceeded its current assets by $5,151,060 at May 31, 2007. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2006 and 2007 will provide enough working capital to fund all operations for 2007. In addition to increasing rates charged to customers, the Company launched a new interstate commuter service in 2006 (as described below) that is expected to increase revenues. The Company does not expect to incur the same non-cash losses in 2007 as it did in 2006, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2007. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. The Company’s average monthly revenues and expenses during the first six months of fiscal year 2007 were $74,400 and $70,000, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity date of six months or less when purchased to be cash equivalents.

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
SIX MONTHS ENDED MAY 31, 2007 AND 2006
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
SIX MONTHS ENDED MAY 31, 2007 AND 2006
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

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. On May 31, 2007, management determined that there were no existing or pending environmental liabilities.

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

Overview

We were incorporated in New York on August 4, 1997. Our primary activity is to provide motorcoach services on both a contracted and per seat basis. Most of our revenues are derived through the provision of specialized destination route service, which is comprised of daily scheduled service to and from casinos in Connecticut and Atlantic City, and specified locations in Manhattan, Queens and Brooklyn. Tickets are sold through independent agents retained by the casinos and at specified locations. Customers are taken on an "open-door" basis or by reservation. From Monday through Thursday of each week, we have 17 roundtrip schedules to and from a casino in Connecticut and destinations around New York City. On Fridays through Sundays, we increase the number of our roundtrip schedules to the casino to 19. We provide 5 roundtrip schedules on Mondays through Thursdays from New York City to several Atlantic City, New Jersey Casinos. We increase the number of roundtrip schedules to these Atlantic City casinos to 7 on Fridays through Sundays. Some of our motorcoaches make more than one roundtrip per day to and from the casinos that we serve.

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

During the first six months of fiscal year 2007, new interstate commuter services generated approximately $74,400 in revenues and incurred approximately $70,000 in expenses. We expect the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized.

Management believes that this new interstate commuter service, if ultimately successful, could be a growth area for us. Management plans to closely review the contribution to earnings that this service provides to total earnings. If the contribution to earnings justifies it, then management may expand this service to other cities in the future.

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	SIX MONTHS ENDED
	May 31, 2007		May 31, 2006
	Amount	Percentage	Amount	Percentage

Casinos	$2,119,068	80%	$2,805,387	90%

Phil. Run	444,851	17%	-	0%

Tours	57,450	3%	139,129	4%

Other	13,848	<1%	182,251	6%

Total	$2,635,217	100%	$3,126,767	100%

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

Cost of Sales

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. For each of the quarters ended May 31, 2007 and 2006, cost of sales approximated 94% of total revenues. We spent approximately $293,342 and $329,160 on fuel in the quarters ending May 31, 2007 and 2006, respectively.

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

Operating Results For Fiscal Quarter Ended May 31, 2007 Compared To May 31, 2006 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarters ended May 31, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) in the second fiscal quarter of 2007 compared to the second fiscal quarter of 2006.

Line Item	05/31/07	05/31/06	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,431,289	1,613,220	(181,931)	(11.3%)
Net loss	506,143	183,579	322,564	175.7%
Operating expenses	1,351,596	1,514,943	(163,347)	(10.8%)
General and administrative expense	319,463	255,860	63,603	24.9%
Interest expense	163,081	156,316	6,765	4.3%
Loss per common share	0.04	0.01	0.03	300%

Total revenues during the second fiscal quarter of 2007 decreased $181,931 or 11.3%, to $1,431,289 as compared to $1,613,220 in the second fiscal quarter of 2006. The decrease in revenues was comprised mainly of decreases to casino revenues of $268,575, which was due mainly to the casinos implementing an open bid during the fourth quarter of 2006. This resulted in casino runs lost to our competitors with lower bids. The decrease to casino revenues was somewhat offset by an increase in our Philadelphia run revenues of $253,383 and an increase in tour revenues of $13,962 in the second quarter of 2007.

Operating expenses decreased $163,347, or 10.8%, to $1,351,596 for the second fiscal quarter of 2007 as compared to $1,514,943 in the same quarter in 2006. The decrease is due mainly to a ratable decrease in revenues, as explained in the previous paragraph. Fuel, tolls, and all related payroll costs decreased by a similar percentage decrease in revenues compared to the second fiscal quarter of 2006. In addition, depreciation expense decreased by $16,366, as more buses are now fully depreciated.

General and administrative expenses in the second fiscal quarter of 2007 increased by $63,603, or 24.9%, from $255,860 in the second fiscal quarter of 2006 compared to $319,463 in the second fiscal quarter of 2007. The increase is due mainly to the incurrence of $37,500 in consulting expense payable with common stock during the second quarter of 2007, pursuant to an agreement entered into during the third quarter of 2006.

Interest expense in the second quarters of 2007 and 2006 were $163,081 and $156,316, respectively, resulting in a minimal increase of $6,765, or 4.3%, for late payments on the bus insurance policy.

Liquidity and Capital Resources

As of May 31, 2007, we had $62,193 in cash and cash equivalents, total current assets of $360,479 and a working capital deficit of $5,151,060. We used $6,367 and generated $220,668 in cash flows from operating activities for the six months ending May 31, 2007 and 2006, respectively.

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

The financing provided by Caterpillar Financial Services Corporation is secured by a second priority lien on the motorcoaches and is personally guaranteed by Wilson Cheng, our Chairman, Chief Executive Officer and controlling stockholder. In consideration for personally guaranteeing the financing for the acquisition of the motorcoaches, on June 5, 2005, we issued to Mr. Cheng 2,000,000 shares of our Common Stock.

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

Cash Flow Analysis

Six Months Ended May 31, 2007 Compared to May 31, 2006 (Unaudited)

The following table summarizes the statements of cash flows from the financial statements:

	Six Months Ended May 31,
	2007	2006
Net Cash Provided By (Used In) Operating Activities	(6,367)	220,668
Net Cash (Used in) Investing Activities	-	(6,361)
Net Cash Provided By (Used In) Financing Activities	66,985	(218,923)
Net Increase (decrease) in Cash and Cash Equivalents	60,618	(4,616)
Cash and Cash Equivalents - Beginning of Period	1,575	7,706
Cash and Cash Equivalents - End of Period	62,193	3,090

For the six months ended May 31, 2007 and 2006, our operating activities generated (used) ($6,367) and $220,668 in cash, respectively, resulting in a net decrease of $227,035 of cash flows from operations. This decrease is partially attributable to a $137,626 decrease in gross profit and a $28,277 increase in general and administrative expenses during the six months ended May 31, 2007 compared to the same period in 2006. In addition, we paid $296,822 in interest during the six months ended May 31, 2007, compared to only $112,157 during the six months ended May 31, 2006 - an increase of $184,665.

The Company engaged in minimal or no investing activities during the six months ended May 31, 2007 and 2006.

For the six months ended May 31, 2007 and 2006, our financing activities generated (used) $66,985and ($218,923) of cash, respectively. The net increase in cash flow generated from financing activities of $285,908 is primarily attributable to an increase of $291,775 in cash drawn in excess of available bank balance (similar to taking out a line of credit).

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

FINANCIAL RISKS

We only have $360,479 in current assets, of which only $62,193 was cash and cash equivalents at May 31, 2007. Our total current liabilities as at such date were $5,511,539, resulting in a working capital deficit of $5,151,060. We also have long-term debt of $3,311,093.

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

Furthermore, since Mr. Cheng is our founder and currently our Chief Executive Officer, no other person affiliated with, or employed by us, has his in depth knowledge of our day to day operations or institutional knowledge regarding our history and past affairs. The loss or inability of Mr. Cheng to perform his duties would likely result in the indefinite cessation of our operations and the complete failure of our current business plan. We have no key man insurance on the life of Mr. Cheng. We anticipate the hiring of new employees in connection with the planned expansion of our business. Our future success will depend in significant part on our ability to hire and retain key technical sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel.

MARKET RISKS

There is no public market for our common stock, and even if a market develops, it will likely be thin and subject to manipulation.

On June 28, 2006, our common stock commenced quotation on the NASD Over-the-Counter Bulletin Board under the symbol BWCX.OB. We are optimistic that a market for our common stock will develop, however, there currently is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

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

As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, on filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1% of the outstanding shares for Bulletin Board Companies. Such sales may be repeated once each six months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

The SEC’s penny stock rules apply to us. These rules may have the effect of decreasing the liquidity of our stock and increasing the transaction cost for transactions in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Under these rules, broker-dealers participating in transactions in low priced securities must deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customers and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of May 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

On July 1, 2006, we entered into a consulting agreement with an unrelated party (the Consultant), whereby the Consultant would be issued 100,000 shares of our common stock for services rendered. In accordance with a Form S-8 filed with the Securities and Exchange Commission on November 3, 2006, we subsequently issued 50,000 of the shares of our Common Stock to the Consultant on November 3, 2006 at a price of $1.50 per share. This price was based on the last sale of our common stock reported on the OTC Bulletin Board as of a date within five business days prior to the filing of the Form S-8. Pursuant to the consulting agreement, the remaining 50,000 shares will be issued upon the conclusion of the Agreement’s term. We pro-rated the $75,000 total value of the shares issued, and recorded a consulting expense of $62,500 during the year ended November 30, 2006, and an expense prepaid with common stock of $12,500 at November 30, 2006. A $12,500 expense was recorded each month during the six months ended May 31, 2007, resulting in $137,500 total consulting expense recognized during the 11 months since the agreement’s inception. The remaining $12,500 will be expensed during the quarter ended August 31, 2007, at which point the remaining 50,000 shares will be issued.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending May 31, 2007.

ITEM 5. OTHER INFORMATION.

None.

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

BESTWAY COACH EXPRESS, INC.

DATED: July 23, 2007	/s/ Wilson Cheng
Wilson Cheng Chairman, Chief Executive Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.