Form 10QSB
period 2007-08-31
BESTWAY COACH EXPRESS INC
filed 2007-10-22
CIK 1170016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 10, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,780,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BESTWAY COACH EXPRESS INC.
BALANCE SHEET
As of August 31, 2007
(UNAUDITED)

Assets
Current assets
Cash and cash equivalents	$39,647
Trade accounts receivable, net	210,540
Fuel tax receivable	38,265
Inventories	110,363
Prepaid expenses	68,709
Total current assets	467,524
Property and equipment
Total property and equipment	8,892,113
Less: accumulated depreciation and amortization	(3,515,768)
Property and equipment, net	5,376,345
Other assets
Deposits and other assets	9,418
Deferred tax asset	103,291
Total other assets	112,709

Total assets	$5,956,578

Liabilities and Stockholders’ Deficit
Current liabilities
Checks drawn in excess of bank balance	$231,211
Current portion of notes payable - banks	68,534
Current portion - motorcoach financing net of deferred guarantee costs	475,061
Current maturities of capitalized lease obligations	686,684
Notes payable - related parties	1,204,524
Notes payable - banks and credit card companies	439,141
Accounts payable	228,534
Payroll taxes payable	732,836
Accrued expenses	235,270
Customer deposits	10,500
Accrued salaries - officers	194,400
Total current liabilities	4,506,695
Long-term liabilities
Capitalized lease obligations, net of current maturities & deferred refinance costs	205,206
Notes payable – banks	163,185
Motorcoach financing, net of current maturities & deferred guarantee costs	2,790,020
Due to stockholder	298,970
Total long-term liabilities	3,457,381
Total liabilities	7,964,076

Stockholders’ deficit
Common stock, $.001 par value, 20,000,000 shares authorized, 13,800,000 shares issued, 13,780,000 shares outstanding	13,800
Additional paid-in-capital	1,675,700
Retained deficit	(3,694,998)
Total paid-in capital and retained deficit	(2,005,498)
Less: Cost of treasury stock (20,000 shares)	(2,000)
Total stockholders' deficit	(2,007,498)
Total liabilities and stockholders’ deficit	$5,956,578

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months		For the three months
	ended August 31,		ended August 31,
	2007	2006	2007	2006
Revenues	$4,387,465	$4,783,279	$1,752,248	$1,656,512

Operating expenses	3,936,537	4,387,840	1,441,188	1,538,562

Gross profit	450,928	395,439	311,060	117,950

General and administrative expenses	763,104	783,350	218,634	267,224

Income (Loss) from operations	(312,176)	(387,911)	92,426	(149,274)

Other income (expense)
Interest income	28	28	-	-
Other income	40	10,320	-	-
Interest expense	(458,588)	(432,212)	(159,637)	(154,799)

Total other income (expense)	(458,520)	(421,864)	(159,637)	(154,799)

Loss before provision for taxes	(770,696)	(809,775)	(67,211)	(304,073)

Provision for income tax benefit (expense)	(309,876)	319,700	(103,292)	121,000

Net loss	$(1,080,572)	$(490,075)	$(170,503)	$(183,073)

Loss per share - basic and diluted	$(0.08)	$(0.04)	$(0.01)	$(0.01)

Weighted average number of shares used to determine loss per share	13,768,885	13,680,000	13,763,350	13,680,000

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months
	ended August 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,080,572)	$(490,075)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization – fixed assets	370,421	406,397
Amortization of deferred guarantee and refinance costs	26,817	26,817
Deferred income taxes	309,876	(319,700)
Consulting fees paid or payable with common stock	87,500	-
Changes in operating assets and liabilities:
Trade accounts receivable, net	(113,765)	17,878
Fuel tax receivable	(16,133)	(20,682)
Inventories	30,793	(20,706)
Prepaid expenses	8,174	15,577
Deposits and other assets	-	(1,460)
Accounts payable	(35,677)	14,144
Payable to banks and credit card companies	1,819	177,193
Payroll taxes payable	94,919	311,858
Accrued expenses	97,188	(13,896)
Customer deposits	9,350	10,050
Accrued salaries – officers	25,400	102,750
Net cash provided by (used in) operating activities	(183,890)	216,145

Cash flows from investing activities:
Purchase of property and equipment	-	(43,376)
Net cash used in investing activities	-	(43,376)

Cash flows from financing activities:
Checks drawn in excess of bank balance	91,738	94,468
Principle payments on note payable - banks	(172,206)	(51,347)
Proceeds from notes payable - related parties	12,815,643	981,201
Payment of notes payable - related parties	(12,188,873)	(716,978)
Proceeds received from due to stockholder	290,536	467,451
Payment of due to stockholder	(192,279)	(436,189)
Principal payments on motorcoach financing	(182,153)	(231,658)
Repayment of capitalized lease obligations	(240,444)	(281,709)
Net cash provided by (used in) financing activities	221,962	(174,761)

Net increase (decrease) in cash and cash equivalents	38,072	(1,992)
Cash and cash equivalents - beginning of period	1,575	7,706
Cash and cash equivalents - end of period	$39,647	$5,714

Supplemental Information:
Cash paid for interest	$370,778	$408,196
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities:
Conversion of officer’s accrued salary to stock options	$900,000	$-
Issuance of stock to satisfy liability for stock to be issued	$75,000	$-

The Company also restructured its capitalized motorcoach lease liabilities as disclosed in Note 4.

The accompanying notes are an integral part of these financial statements.

BESTWAY COACH EXPRESS INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

GENERAL:

The financial statements of Bestway Coach Express Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.

1. CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Bestway Coach Express Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations presented in the accompanying condensed financial statements for the period ended August 31, 2007, are not necessarily indicative of the operating results that may be expected for the full year ending November 30, 2007. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended November 30, 2006, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission.

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

Of the Company’s fleet of 23 motorcoaches, one is owned by the Company, 11 are financed via capitalized leases with an initial term of seven years (which was extended to nine years - Note 4), and 11 are financed via a note payable with a term of seven years. The Company considers a motorcoach to be a “late model vehicle” during its second seven years of operations.

BESTWAY COACH EXPRESS INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BUSINESS ACTIVITY (Continued)

The Company’s current liabilities exceeded its current assets by $4,039,171 at August 31, 2007. Continuing losses could endanger the Company’s viability as a going concern. However, management anticipates that revenues generated in 2006 and 2007 will provide enough working capital to fund all operations for the remainder of its fiscal year ended November 30, 2007. In addition to increasing rates charged to customers, the Company launched a new interstate commuter service in 2006 (as described below) that is expected to increase revenues. The Company does not expect to incur the same non-cash losses in 2007 as it did in 2006, and may defer payment of officers’ salaries and other related party liabilities in order to achieve cash flows from operations that will sustain the Company through 2007. Repairs and interest costs are also expected to decrease as a result of obtaining new motorcoaches.

In February 2006, the Company launched a new interstate commuter service. The Company now provides scheduled motorcoach service from a midtown location in New York City near Penn Station to a location in Philadelphia. The Company’s average monthly revenues and expenses during the first nine months ended August 31, 2007 were $80,000 and $71,000, respectively.

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

BESTWAY COACH EXPRESS INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED AUGUST 31, 2007 AND 2006
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

EARNINGS (LOSS) PER SHARE

Basic income (loss) per common share (“EPS”) (“LPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and common share equivalents during the periods presented, as long as such equivalents are not antidilutive. Due to net losses, stock options outstanding during the periods presented were not considered in the computation of LPS, as they would be antidilutive.

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

BESTWAY COACH EXPRESS INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED AUGUST 31, 2007 AND 2006
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

The Company’s management continually evaluates whether circumstances have occurred that indicate that its maintenance facility could be identified for potential clean up and/or remediation work. On August 31, 2007, management determined that there were no existing or pending environmental liabilities.

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

3. SALARY ACCRUAL CONVERSION

On August 31, 2007, the Board of Directors approved the conversion of the Company’s President’s salary totaling $900,000 accrued over the course of several years to stock options. In accordance with SFAS 123(R) and to determine the number of options the President was to receive, the options were valued using the Black Scholes Pricing Model. The options carry an exercise price of $.51 and are exercisable for a period of eight years commencing August 31, 2007. Expected volatility of approximately 73% is based on the historical volatility of the Company’s stock. The options granted were valued assuming a risk-free interest rate 4.46% per annum, and zero dividend yield and forfeiture rate. The valuation resulted in the issuance of 2,238,467 options, each valued at approximately $.40 each.

4 MOTORCOACH LEASE RESTRUCTURE

Effective August 1, 2007, the Company restructured its outstanding lease obligations with its lessor. Pursuant to the restructure agreement, the terms of the leases have been extended two years from various expiration dates in 2007 to December 2009. The restructured lease obligation totals $412,585, comprised of $360,000 principal and $52,585 interest. Based on 23 monthly payments of $13,355 with a balloon payment of $100,000 (the estimated residual value of the motorcoaches), interest is imputed as 8.4% per annum. Outstanding late fees approximating $52,000 previously recorded in accrued interest have been incorporated into the restructured lease obligation amount and monthly payments. The restructure resulted in a gain of approximately $10,000 that has been netted with current year interest for reporting purposes due to its minimal amount.

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

During the nine months ended August 31, 2007, the new interstate commuter services generated approximately $718,167 in revenues and incurred approximately $640,000 in expenses. We expect the revenues from the interstate commuter services to increase and the expenses to decrease until the service is normalized.

Management believes that this new interstate commuter service, if ultimately successful, could be a growth area for us. Management plans to closely review the contribution to earnings that this service provides to total earnings. If the contribution to earnings justifies it, then management may expand this service to other cities in the future.

The following table sets forth, for the periods presented, data regarding the total revenue and source of revenue earned by Bestway.

	NINE MONTHS ENDED
	August 31, 2007		August 31, 2006
	Amount	Percentage	Amount	Percentage

Casinos	$3,549,527	81%	$4,186,659	87%

Interstate Commuter	718,167	17%	423,470	9%

Tours	105,923	2%	172,539	4%

Other	13,848	<1%	611	<1%

Total	$4,387,465	100%	4,783,279	100%

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

Insurance costs in the motorcoach industry have increased significantly over the last few years and it has become increasingly difficult for us to find insurance at commercially reasonable rates. Annual rates of $21,000 per motorcoach are commonplace. During the past few years, insurers have been abandoning the New York market. Our current liability insurance and worker’s compensation insurance premiums increased more than 20% over the past few years. We cannot operate without insurance. In fiscal year 2006, we paid $609,168 in insurance premiums to insure our motorcoaches ($76,883 of which was for policies prepaid through various dates in 2007) and $91,086 in insurance premiums for worker’s compensation insurance. In fiscal year 2005, we paid $720,347 in insurance premiums to insure our motorcoaches and $79,052 in insurance premiums for worker’s compensation insurance. In 2004, we paid $475,851 in insurance premiums to insure our motorcoaches and $75,411 in insurance premiums for worker’s compensation insurance. At November 30, 2006 and 2005, we also owed $131,726 and $80,475, respectively, for various insurance and worker’s compensation policies. Insurance costs continue to increase each year. The increase in insurance costs has negatively affected our cash flows. Furthermore, although we were able to obtain insurance for 2007 and 2006, the process for obtaining insurance was prolonged and we were rejected by some of the insurance companies that we applied to for insurance before being able to ultimately secure insurance.

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

Cost of Sales

The principal elements of the costs of sales are labor, fuel, parts, vehicle insurance, equipment lease expense and rent. For the quarters ended August 31, 2007 and 2006, cost of sales approximated 82% and 93% of revenues, respectively. We spent approximately $363,342 and $349,225 on fuel in the quarters ending August 31, 2007 and 2006, respectively.

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

Operating Results

For Three Months Ended August 31, 2007 Compared To August 31, 2006 (Unaudited)

The following table summarizes the results of our operations during the fiscal quarters ended August 31, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) in the third fiscal quarter of 2007 compared to the third fiscal quarter of 2006.

	Three Months Ended		Dollar increase	Percentage increase
Line Item	8/31/07	8/31/06	(decrease)	(decrease)

Revenues	1,752,248	1,656,512	95,736	5.8%
Net loss	(170,503)	(183,073)	(12,570)	(6.9)%
Operating Expenses	1,441,188	1,538,562	(97,374)	(6.3)%
General and Administrative Expense	218,634	267,224	(48,590)	(18.2)%
Interest Expense	159,637	154,799	4,838	3.1%
Loss per common share	(.01)	(.01)	-	-

Total revenues during the third fiscal quarter of 2007 increased $95,736 or 5.8%, to $1,752,248 as compared to $1,656,512 in the third fiscal quarter of 2006. The increase in revenues was primarily due to an increase in revenues across the board; casino runs revenue increase of $49,187, interstate commuter revenue increase of $32,096 and tour income increase of $15,064. During the prior fiscal year, we were expending significant resources in order to launch our Philadelphia to NY interstate commuter run, thereby taking away revenue-producing resources from our casino and tour runs. Since the Philadelphia run has been progressively normalizing during the fiscal year 2007, we not only have seen increased revenues from our Philadelphia run, but we have been able to refocus our resources back to our casino and tour runs, thereby increasing total revenues.

Operating expenses decreased $97,374 or 6.3% to $1,441,188; for the third fiscal quarter of 2007 as compared to $1,538,562 in the same quarter in 2006. The decrease is due to reduction of purchased spare parts of $29,203 and a decrease in the amount of outsourcing of $42,160 We limited the overall level of bookings during the high travel seasons to reduce our need to outsource services to other motorcoach service providers. Also, as a result of our newer fleet of motorcoaches we are able to reduce the level of repairs and maintenance and parts usage have decreased.

General and administrative expenses in the third fiscal quarter of 2007 decreased by $48,590, or 18.2%, from $267,224 in the third fiscal quarter of 2006 compared to $218,634 in the third fiscal quarter of 2007. The decrease is mainly due to a reduction in the amount of advertising for our interstate commuter services for the Philadephia to NY run and a reduction of officers’ salaries in the amount of $34,250.

Interest expense in the third quarters of 2007 and 2006 were $159,637 and $154,799, respectively, resulting in a minimal increase of $4,838. Although we have refinanced certain debts over the years in order to attain lower interest rates, that decrease in interest has been offset by increases in late charges and other financing costs, resulting in consistent interest costs.

For the Nine Months Ended August 31, 2007 compared to August 31, 2006

The following table summarizes the results of our operations from the financial statements:

	Nine Months Ended August 31,
Line Item	2007	2006	Dollar increase (decrease)	Percentage increase (decrease)

Revenues	4,387,465	4,783,279	(395,814)	(8.3)%
Net loss	(1,080,572)	(490,075)	590,497	120.5%
Operating Expenses	3,936,537	4,387,840	(451,303)	(10.3)%
General and Administrative Expense	763,104	783,350	(20,246)	(2.6)%
Interest Expense	458,588	432,212	26,376	6.1%
Loss per common share	(.08)	(.04)	.04	100%

For the nine months ended August 31, 2007 and 2006, our operating activities generated $4,387,465 and $4,783,279 in revenue, respectively. The decrease of $395,814 in revenues was primarily due to a decrease in casino run revenue. The overall decrease in revenues is due primarily to bidding requirements implemented by casinos. This has increased competition to retain casino runs, which has caused us to either lose potential contracts to our competitors or a reduction in our fees. We are optimistic that we will retain our current clientele due to our customer service, competitive pricing, and newer model motorcoaches, and also continue to earn increased revenues from our Philadelphia run to compensate for any future competitive bidding issues.

For the nine months ended August 31, 2006 and 2005, we incurred $3,936,537 and $4,387,840 respectively, in operating expenses activities. This net decrease in operating expenses of $451,303 is attributable to a decrease in outsourcing in the amount of $116,618, a decrease in parts purchases in the amount of $45,508, and a general decrease in salaries pertaining to revenue decrease. The decrease in outsourcing (i.e., the outsourcing of motorcoaches when ours are operating at full capacity) is due to our avoidance of over-booking tours and casino runs, especially on the weekends. The decrease in parts can be attributed to our newer motorcoaches, which do not require as much repairs and maintenances as later model vehicles.

For the nine months ended August 31, 2007 and 2006, our general and administrative expenses were $763,104 and $783,350 respectively. The net decrease in general and administrative expenses of $20,246 is primarily attributable to decreases in officers’ salaries.

Interest expense in the first three quarters of 2007 and 2006 were $458,588 and $432,212, respectively. The 6.1 % increase is due to a restructure of capital leases in August 2007, which required some up-front interest and finance charges.

Liquidity and Capital Resources

As of August 31, 2007, we had $39,647 in cash and cash equivalents, total current assets of $467,524 and a working capital deficit of $4,039,171. We (used) generated ($183,890) and $216,145 in cash flows from operating activities for the nine months ending August 31, 2007 and 2006, respectively.

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

The revenues that we generate through our operations are not currently sufficient to cover our working capital requirements. Unless we are able to renegotiate amounts owed to our trade and other creditors or engage in a capital raising transaction, we will not be able to continue as a going concern.

Cash Flow Analysis

Nine months Ended August 31, 2007 Compared to August 31, 2006 (Unaudited)

The following table summarizes the statements of cash flows from the financial statements:

	Nine months Ended August 31,
	2007	2006
Net Cash Provided By (Used In) Operating Activities	(183,890)	216,145
Net Cash (Used in) Investing Activities	-	(43,376)
Net Cash Provided By (Used In) Financing Activities	221,962	(174,761)
Net Increase (Decrease) in Cash and Cash Equivalents	38,072	(1,992)
Cash and Cash Equivalents - Beginning of Period	1,575	7,706
Cash and Cash Equivalents - End of Period	39,647	5,714

For the nine months ended August 31, 2007 and 2006, our operating activities (used) generated ($183,890) and $216,145 in cash, respectively. This decrease of $400,035 in cash flows from operations is primarily attributable to a reduction in revenues of $395,814..

For the nine months ended August 31, 2007 and 2006, we used $0 and $43,376, respectively, in investing activities. This is due to us purchasing fixed assets during 2006, but not in 2007.

For the nine months ended August 31, 2007 and 2006, we generated (used) $221,962 and ($174,761), respectively, in financing activities. The increase in cash flow provided by financing of $396,723 is primarily attributable to an increase in net proceeds from related parties and stockholders of $429,542. Fluctuations in payments on notes payable - banks, motorcoach financing, and capital lease obligations account for the remaining variance.

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

ITEMS 3 AND 3A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chairman, CEO, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Wilson Cheng, our Chairman, CEO and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007. Based on that evaluation, Mr. Cheng concluded that as of August 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended August 31, 2007, there were no changes in our internal controls over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings by or against us and our property is not the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending August 31, 2007.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS .

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

BESTWAY COACH EXPRESS INC.

DATED: October 22, 2007	/s/ Wilson Cheng
Wilson Cheng
Chairman, Chief Executive Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.